Form 10-Q
period 2006-06-30
Millennium India Acquisition CO Inc.
filed 2006-08-31
CIK 1358656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32931

MILLENNIUM INDIA ACQUISITION COMPANY INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4531310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

330 East 38th Street, Suite 46C

New York, New York 10016

(Address of Principal Executive Offices, Including Zip Code)

(212) 681-6763

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 29, 2006, 9,062,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Condensed Balance Sheet

June 30, 2006

(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,283,399

Total current assets	$2,283,399

Deferred registration costs	498,865

Total assets	$2,782,264

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes payable to initial stockholders (Note 3)	$144,000
Accrued registration costs	356,462
Accrued expenses	40,514

Total current liabilities	540,976

Value of private placement warrants, subject to possible rescission (Note 6)	2,250,000

Commitments (Note 4)

Stockholders’ Deficit (Note 5):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding	—
Common stock, par value $.0001 per share, 45,000,000 shares authorized, 2,125,000 shares issued and outstanding	212
Additional paid-in capital	2,729,337
Deficit accumulated during the development stage	(2,738,261)

Total stockholders’ deficit	(8,712)

Total liabilities and stockholders’ deficit	$2,782,264

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Condensed Statements of Operations

	For the three months ended June 30, 2006 (Unaudited)	Period from inception (March 15, 2006) to June 30, 2006 (Unaudited)
Revenue:	$—	$—
Operating expenses:
Formation and operating costs	32,212	37,712
Charge related to sale of common stock (Note 5)	2,700,549	2,700,549

Loss before provision for income taxes	(2,732,761)	(2,738,261)
Provision for income taxes	—	—

Net loss for the period	$(2,732,761)	$(2,738,261)

Weighted average number of shares outstanding, basic and diluted	2,002,526	1,965,288

Net loss per share, basic and diluted	$(1.36)	$(1.39)

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Deficit

From inception (March 15, 2006) to June 30, 2006

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, March 15, 2006 (inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders (Note 5)	1,753,496	175	24,825	—	25,000
Issuance of common stock to initial stockholders (Note 5)	371,504	37	2,704,512	—	2,704,549
Net loss for the period	—	—	—	(2,738,261)	(2,738,261)

Balance, June 30, 2006 (unaudited)	2,125,000	$212	$2,729,337	$(2,738,261)	$(8,712)

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Condensed Statement of Cash Flows

From inception (March 15, 2006) to June 30, 2006

(Unaudited)

OPERATING ACTIVITIES

Net loss	$(2,738,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Charge related to sale of common stock	2,700,549
Change in operating liability:
Accrued expenses	40,514

Net cash provided by operating activities	2,802

FINANCING ACTIVITIES

Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of common stock to initial stockholders	4,000
Proceeds from notes payable to initial stockholders	144,000
Proceeds from sale of warrants	2,250,000
Payment of registration costs	(142,403)

Net cash provided by financing activities	2,280,597

Net increase in cash and cash equivalents	2,283,399

Cash and Cash Equivalents

Beginning of period	—

End of period	$2,283,399

Supplemental disclosure of non-cash financing activities:

Accrued registration costs	$356,462

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities—Millennium India Acquisition Company Inc. (the “Company”) was incorporated in Delaware on March 15, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar transaction with a currently unidentified operating business or businesses that have operations primarily in India (a “Target Business”). All activity from inception (March 15, 2006) through June 30, 2006 was related to the Company’s formation and capital raising activities. The Company’s fiscal year end is December 31.

The Company is considered to be a development stage company and as such the unaudited condensed financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on July 19, 2006. On July 25, 2006, the Company consummated the Offering of 7,250,000 Units (the “Units” or a “Unit”) for gross proceeds of approximately $58 million, or $8.00 per Unit (see Note 6). All of the net proceeds of the Offering are intended to be applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds from the Offering will be held in trust. The Company’s management will have broad authority with respect to the application of the interest earned on the monies held in the trust from the net proceeds of the Offering (see Note 4). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon closing of the Offering, management has agreed that approximately $7.82 per Unit sold in the Offering will be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which, $0.21 per Unit will be paid to the underwriters upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Up to $1,975,000 in interest earned on the monies held in the Trust Account may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such proposed Business Combination for approval by a majority of the stockholders of the Company. Stockholders that vote against such proposed Business

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

Combination are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon, and net of income taxes) as of two business days prior to the proposed Business Combination, divided by the number of Units sold in the Offering, or approximately $7.82 per share on July 25, 2006. As of June 30, 2006, the Company’s stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 2,125,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. In the event that holders of a majority of the outstanding shares of common stock vote for the approval of the proposed Business Combination and that holders owning 20% or more of the outstanding common stock do not exercise their Conversion Rights, the Business Combination may then be consummated.

If the Company does not execute a letter of intent, agreement in principle or definitive agreement for a Business Combination prior to 16 months from the date of the Offering, the Company’s board of directors will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a Business Combination has been executed prior to 18 months from the date of the Offering, the Company will abandon their plan of dissolution and distribution and seek the consummation of that Business Combination. If a proxy statement seeking the approval of the Company’s stockholders for that Business Combination has not been filed prior to 22 months from the date of the Offering, the Company’s board of directors will, prior to such date, convene, adopt and recommend to their stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. In the event there is no Business Combination within the 18 and 24-month deadlines (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering. Pursuant to letter agreements with the Company and the representative of the underwriters (the “Representative”) in the Offering, the Initial Stockholders have waived their right to receive distributions with respect to their existing shares in the event of the Company’s liquidation.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may exercise their Conversion Right and their common shares would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements—The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (March 15, 2006) to March 31, 2006 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-133189). See also the Company’s Current Report on Form 8-K, filed on July 25, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The operating results for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Loss Per Share—Net loss per share is computed based on the weighted average number of shares of common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

shared in the earnings of the entity. Since the effect of the assumed exercise of 2,250,000 of outstanding warrants to purchase common stock is anti-dilutive, they have been excluded from the Company’s computation of fully diluted net loss per share. Therefore, basic and diluted loss per share were the same for the period from inception (March 15, 2006) to June 30, 2006.

Fair Value of Financial Instruments—The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosure About Fair Value of Financial Instruments” approximate their carrying amounts presented in the balance sheet at June 30, 2006.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments.

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes—Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements—The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 — NOTES PAYABLE TO STOCKHOLDERS

The Company issued an aggregate of $144,000 unsecured promissory notes to its founders from inception through June 30, 2006 (the “Notes”). The Notes are non-interest bearing and are payable on the earlier of September 30, 2006 or the consummation of the Offering. In conjunction with the close of the Offering on July 25, 2006, the Company repaid the Notes.

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 4 — COMMITMENTS

Administrative Fees

The Company will be permitted to utilize up to $2,025,000, which includes $50,000 transferred to the Company at closing on July 25, 2006 and $1,975,000 of the interest earned upon monies in the Trust Account for working capital purposes. The working capital will be used to pay for director and officer liability insurance premiums and general and administrative services, including office space, utilities and secretarial support, with the balance being held in reserve for other expenses, such as relocation of their full-time officers to India, due diligence, legal, accounting, and other fees and expenses for structuring and negotiating Business Combinations, and deposits, down payments and/or funding of “no shop” provisions in connection with Business Combinations as well as for reimbursement of any out-of-pocket expenses incurred by the Company’s officers, directors or special advisors in connection with activities undertaken on the Company’s behalf.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the Representative in the Offering.

Pursuant to the Underwriting Agreement, the Company will be obligated to the underwriters for certain fees and expenses related to the Offering, including an underwriting discount of $3,480,000. The Company and the Representative have agreed that payment of $725,000, of the underwriting discount will be deferred until consummation of the Business Combination. The Company also agreed to pay the Representative a non-accountable expense allowance of $870,000, or 1.50% of the gross proceeds of the Offering. The Company and the Representative have agreed that payment of $832,500 of the non-accountable expense allowance will be deferred until consummation of the Business Combination.

In addition, in accordance with the terms of the Underwriting Agreement, the Company has engaged the Representative, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Public Warrants. In consideration for solicitation services, the Company will pay the underwriters a commission equal to 6% of the exercise price for each Warrant exercised more than one year after the date of the Offering if the exercise is solicited by the underwriters.

The Company has also agreed to sell to the Representative a purchase option to purchase the Company’s Units (see Note 6).

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 5 — CAPITAL STOCK

During May 2006, the Company amended and restated its Certificate of Incorporation to authorize the issuance of an additional 10,000,000 shares of common stock for an aggregate authorization of 45,000,000 shares of common stock.

On June 5, 2006, the Company declared a stock dividend of 0.048951 shares for 1 share of common stock to stockholders of record on June 5, 2006. On June 16, 2006, the Company declared a reverse stock split of 0.708333 shares for 1 share of common stock to be effective on June 16, 2006 to stockholders of record on June 16, 2006. The accompanying unaudited condensed financial statements and share amounts have been retroactively adjusted to include the impact of the stock dividend and reverse stock split.

Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

In March 2006, the Company’s Initial Stockholders purchased 1,753,496 post stock dividend and reverse stock split shares of the Company’s common stock for an aggregate $25,000.

During May 2006, certain of the Initial Stockholders purchased 371,504 post stock dividend and reverse stock split shares of the Company’s common stock for an aggregate $4,000. At the date of sale in May 2006, management determined the fair value of the Company’s common stock to be $7.28 per share. This determination of value was based on management’s evaluation of the value of common stock of similar companies, which had recently completed an initial public offering whose common stock had begun separate trading from the warrants. As a result, the Company recorded a charge of $2,700,549 to the statement of operations for the difference between the fair market value of the common stock sold of $2,704,549 and the $4,000 price paid by the Initial Stockholders in May 2006.

NOTE 6 — WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Public Warrants

Each Public Warrant sold in the Offering will be exercisable for one share of common stock. Except as set forth below, the Public Warrants will entitle the holder to purchase shares at $6.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of a

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

Business Combination and (b) July 19, 2007, and ending July 18, 2010. The Company has the ability to redeem the Public Warrants with the prior consent of the Representative, in whole or in part, at a price of $.01 per Public Warrant at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Private Warrants

On June 30, 2006, the Company sold to certain of the Initial Stockholders and other accredited investors 2,250,000 warrants (“Private Warrants”), for an aggregate purchase price of $2,250,000. All of the proceeds received from these purchases were placed in the Trust Account at the closing of the Offering. The Private Warrants are identical to the Public Warrants in the Offering except that they may be exercised on a cashless basis and the Private Warrants cannot be sold or transferred until after the consummation of a Business Combination. Additionally, such individuals will waive their right to receive distributions in the event of the Company’s liquidation prior to a Business Combination with respect to the shares of common stock underlying such Private Warrants. Based on certain circumstances in this transaction, the Private Warrant holders may have the right to rescind their purchases, which would require the Company to refund up to an aggregate of the purchase price paid for the Private Warrants. Due to the uncertainty related to the rescission rights regarding the Private Warrants, the Company has recorded the proceeds received from the purchase of Private Warrants in the private placement as temporary equity, outside of stockholders’ equity.

As the proceeds from the exercise of the Public Warrants and Private Warrants will not be received until after the completion of a Business Combination, the expected proceeds from the exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

Underwriter Purchase Option

Upon closing of the Offering, the Company will sell and issue an option (“UPO”) for $100 to the Representative to purchase up to 500,000 Units at an exercise price of $10.80 per Unit. The Units underlying the UPO will be exercisable in whole or in part, solely at the Representative’s discretion, commencing on the consummation of a Business Combination and expiring on the five-year anniversary of the Offering. The Company will account for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity with an equivalent increase in additional paid-in capital. The Company estimates that the fair value of the 500,000 Units underlying the UPO will be approximately $1,535,000 ($3.07 per Unit) at the date of sale and issuance, which was determined by the Company using a Black-Scholes option-pricing model.

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

The fair value of the UPO has been estimated using the following assumptions: (1) expected volatility of 46.629%, (2) risk-free interest rate of 5.10% and (3) contractual life of 5 years. The expected volatility of approximately 46% was estimated by management based on an evaluation of the historical volatilities of similar public entities which had completed a transaction with an operating company. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and the market price of the Units and underlying securities) to exercise the UPO without the payment of any cash. Each of the Units included in the UPO are identical to the Units to be sold in the Offering, except that the exercise price of the Units will be $10.80 per Unit.

Registration Rights - Warrants and UPO

In accordance with the Warrant Agreement related to the Public Warrants and the Registration Rights Agreement associated with the Private Warrants (collectively the Public Warrants and Private Warrants are the “Warrants”), the Company is only required to use its best efforts to register the Warrants and the shares of common stock issuable upon exercise of the Warrants and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company is not obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrants shall not be entitled to exercise. However, with regards to the Private Warrants, the Company may satisfy its obligation by delivering unregistered shares of common stock. In no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle a Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The holders of Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

The Company is only required to use its best efforts to register the UPO and the warrants underlying the UPO and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company has no obligation to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holder of the UPO is not entitled to exercise the UPO or the warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying warrants, the UPO or warrants, as applicable, will expire worthless.

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

NOTE 7 — SUBSEQUENT EVENTS

On July 5, 2006, certain of the May 2006 Initial Stockholders purchase of 371,504 post stock dividend and reverse stock split shares (see Note 5) was rescinded in its entirety by mutual agreement of the Company and the Initial Stockholders. At the date of rescission, management re-evaluated the current fair value of the Company’s common stock and determined the fair value to be $7.28 per share as no events had occurred since the date of sale which would provide another indication of value and the Company’s circumstances were substantially the same as in May 2006. Accordingly, on July 5, 2006 the Company recorded the $2,704,549 value of the shares rescinded and reacquired to treasury stock and a $2,700,549 credit to additional paid-in capital based on the difference between fair market value of the common stock rescinded and the $4,000 price paid by the Company for such shares. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.

On July 6, 2006, the Company declared a stock dividend of 0.211865 shares for 1 share of common stock to stockholders of record on July 6, 2006. The accompanying financial statements and share amounts have been retroactively adjusted to include the impact of the stock dividend.

On July 20, 2006, certain Initial Stockholders returned an aggregate of 312,500 shares of the Company’s common stock to the Company for cancellation. At the date of return and cancellation, management re-evaluated the current fair value of the Company’s common stock and determined the fair value to be $7.28 per share as no events had occurred which would provide another indication of value and the Company’s circumstances were substantially the same as on July 5, 2006 when the Company performed its last valuation. Accordingly, on July 20, 2006, the Company recorded the $2,275,000 value of the shares contributed to treasury stock and a $2,275,000 corresponding credit to additional paid-in capital. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.

Initial Public Offering of Securities

In the Offering, effective July 19, 2006 and closed on July 25, 2006, the Company publicly sold 7,250,000 Units at a price of $8.00 per Unit. Proceeds from the Offering, totaled approximately $52.8 million, which was net of certain fees and expenses related to the Offering, including an underwriting discount of $3,480,000. The Company and the Representative have agreed that payment of $725,000, of the underwriting discount will be deferred until consummation of the Business Combination. The Company also agreed to pay the Representative a non-accountable expense allowance of $870,000, or 1.50% of the gross proceeds of the Offering. The Company and the Representative have agreed that payment of $832,500 of the non-accountable expense allowance will be deferred until consummation of the

Millennium India Acquisition Company Inc.

(a corporation in the development stage)

Notes to Condensed Financial Statements

(Unaudited)

Business Combination (see Note 4). Each Unit consists of one share of the Company’s common stock and one warrant (a “Public Warrant”) (see Note 6). The Company also sold to the Representative, for an aggregate of $100, an option (the “UPO”) to purchase up to a total of 500,000 additional Units (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed on March 15, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business. On July 25, 2006, we completed our initial public offering of 7,250,000 units at a price of $8.00 per unit. We received proceeds of $52,855,000 from our initial public offering, which was net of $3,587,500 in underwriting fees and other expenses paid in cash at the closing and deferred underwriting fees and the representative’s non-accountable expense allowance of $1,557,500. The deferred portion of the underwriting fees and representative’s non-accountable expense allowance will be included in additional paid-in capital and will only be paid upon our consummation of a business combination. Each unit consists of one share of our common stock and one warrant. Additionally, on June 30, 2006, we sold 2,250,000 warrants, at a price of $1.00 per warrant, for an aggregate purchase price of $2,250,000 to our officers, certain of our directors, other persons who owned shares of our common stock prior to such sale, and, in some instances, to their respective affiliates. The aggregate net proceeds of $56,662,500 from our initial public offering and our private placement offering have been placed in a trust account.

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 7 of the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 2 of this Quarterly Report on Form 10-Q.

Upon the closing of our initial public offering, we sold and issued an option, for $100, to the representative of the underwriters, to purchase up to 500,000 units, at an exercise price of $10.80 per unit. For a description of the representative’s purchase option, we refer you to Note 6 of the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the three months ended June 30, 2006 and for the period from inception (March 15, 2006) through June 30, 2006, we had a net loss of $2,732,761 and $2,738,261, respectively, attributable to organization, formation, general and administrative expenses and a charge related to the sale of common stock of $2,700,549. Through June 30, 2006 we did not engage in any significant operations. Our entire activity from inception through June 30, 2006 has been to prepare for our initial public offering.

Additionally, from inception through June 30, 2006, we issued an aggregate of $144,000 of non-interest bearing, unsecured notes to our founders, which were outstanding as of June 30, 2006. Such notes were repaid out of the proceeds of our initial public offering.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 4. Controls and Procedures

Based on their evaluation as of June 30, 2006, F. Jacob Cherian and Suhel Kanuga, our principal executive officer and principal financial and accounting officer, respectively, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period from inception (March 15, 2006) through June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our registration statement on Form S-1 (File No. 333-133189) filed in connection with our initial public offering.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2006, we sold an aggregate of 2,360,000 shares of common stock to the following persons without registration under the Securities Act of 1933:

Name	Number of Shares of Common Stock	Relationship to Us
Kishore Mirchandani	681,667	Chairman and Director
F. Jacob Cherian	681,667	President, Chief Executive Officer and Director
Suhel Kanuga	681,666	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Lawrence Burstein	225,000	Director
Gul Asrani	20,000	Director
C.P. Krishnan Nair	20,000	Director
Sarat Sethi	20,000	Director
Daulat Dipshan	10,000	Advisor
Dr. Vijay C. Panjabi	10,000	Advisor
Dr. Kurian P. Abraham	10,000	Advisor

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 as they were sold to accredited individuals. The shares issued to the individuals above were sold for an aggregate offering price of $25,000 at a purchase price of approximately $0.01 per share. No underwriting discounts or commissions were paid with respect to such sales.

During May 2006, Messrs. Mirchandani, Cherian and Kanuga each purchased 150,000 shares of common stock and Mr. Burstein purchased 50,000 shares of common stock for a total of 500,000 shares of our common stock, at a purchase price of approximately $0.01 per share, or an aggregate of $4,000. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited individuals. Such transaction was rescinded by mutual agreement of the Company and such person on July 5, 2006.

On June 5, 2006, we declared a stock dividend of 0.048951 shares for one share of common stock to record holders as of June 5, 2006.

On June 16, 2006, we declared a reverse stock split of 0.708333 shares to one share of common stock to record holders as of June 16, 2006.

On June 30, 2006, we entered into a warrant subscription agreement, with our officers, certain of our directors, other persons who owned shares of our common stock prior to such sale, and, in some instances, to their respective affiliates, for the sale of 2,250,000 warrants at a price of $1.00 per warrant, generating total gross proceeds of $2,250,000. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. The privately placed warrants are identical to the warrants offered in our initial public offering except that they are subject to lock up agreements restricting their sale until after our completion of a business combination, and they may be exercised on a cashless basis. In addition, the purchasers of the private placement warrants have waived their right to receive distributions upon our liquidation prior to a business combination with respect to the shares of common stock underlying the privately placed warrants. The warrants sold were exempt from registration under regulations promulgated by the Securities and Exchange Commission under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to accredited investors. All of the proceeds we received from the sale of these private placement warrants were placed in a trust account upon the consummation of our initial public offering on July 25, 2005.

On July 6, 2006, we declared a stock dividend of 0.211865 shares per one share of common stock to stockholders of record on July 6, 2006.

On July 20, 2006, our officers and a director returned an aggregate of 312,500 shares of our common stock to us for cancellation. We immediately cancelled such shares upon receipt.

Registered Offering Use of Proceeds

On July 25, 2006, we consummated our initial public offering of 7,250,000 units. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $6.00. Each warrant will become exercisable on the later of our completion of a business combination and July 19, 2007, and will expire on July 19, 2010, or earlier upon redemption. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-133189).

In connection with our offering, we paid a total of $2,755,000 in underwriting discounts, $37,500 of a non-accountable expense allowance payable to the representative of the underwriters, and approximately $745,000 for costs and expenses related to the offering. The underwriters have agreed to defer $725,000, or 1.25%, of the underwriting discount payable to the underwriters, as well as $832,500 of the non -accountable expense allowance payable to the representative of the underwriters until we consummate a business combination. After deducting the underwriting discount, the non-accountable expense allowance and the offering expenses, the total net proceeds to us from the offering were approximately $52,855,000, which was deposited into a trust account. In addition, the trust account includes the deferred portion of the underwriting discount and non-accountable expense allowance and $2,250,000 of proceeds from our private placement offering.

On July 25, 2006, we consummated the sale to Ladenburg Thalmann & Co. Inc., for $100, of an option to purchase up to a total of 500,000 units. The units issuable upon exercise of this option are identical to those sold in our initial public offering. This option is exercisable at $10.80 per unit. The purchase option, as well as the units issuable upon exercise of the purchase option, the shares of common stock and warrants underlying the units, and the shares of common stock issuable upon exercise of the warrants included in the units were registered under the Securities Act on the same registration statement on Form S-1 (File No. 333-133189).

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM INDIA ACQUISITION COMPANY INC.

By:	/s/ F. Jacob Cherian
F. Jacob Cherian
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Suhel Kanuga
Suhel Kanuga
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: August 31, 2006