Form 10-Q
period 2006-09-30
Millennium India Acquisition CO Inc.
filed 2006-11-14
CIK 1358656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

*	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

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
Yes ☒     No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *	Accelerated filer *	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒     No *

As of November 10, 2006, 9,062,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I  —  FINANCIAL INFORMATION

Item 1.	Financial Statements

Millennium India Acquisition Company Inc.
Condensed Balance Sheet

September 30, 2006
(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$190,175
U.S. Government Securities held in Trust Fund (Note 1)	56,875,896
Total current assets	57,066,071
OTHER ASSETS	14,917
Total assets	$57,080,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$77,454
Income taxes payable	34,000
Accrued registration costs	140,736
Deferred underwriting fees (Note 4)	1,557,500
Total current liabilities	1,809,690
Common stock, subject to possible conversion to cash (1,449,275 shares at conversion value)	11,326,834
Value of private placement warrants, subject to possible rescission (Note 6)	2,250,000
Commitments (Note 4)
Stockholders’ Equity (Notes 5 and 6):
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—
Common stock, par value $.0001 per share, 45,000,000 shares authorized, 7,613,225 shares issued and outstanding	761
Additional paid-in-capital	44,341,165
Accumulated deficit	(2,647,462)
Total stockholders’ equity	41,694,464
Total liabilities and stockholders’ equity	$57,080,988

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.
Condensed Statements of Operations

	For the three months ended September 30, 2006 (Unaudited)	For the period from inception (March 15, 2006) to September 30, 2006 (Unaudited)
Revenue:
Interest income	$8,082	$8,082
Interest income on Trust Fund	491,650	491,650
Total revenue	$499,732	$499,732
Operating expenses: General and administrative expenses	374,932	412,645
Charge related to sale of common stock (Note 5)	—	2,700,549
Total operating expenses	(374,932)	(3,113,194)
Income (loss) before provision for income taxes	124,800	(2,613,462)
Provision for income taxes	34,000	34,000
Net income (loss) for the period	$90,800	$(2,647,462)
Weighted average number of shares outstanding: Basic	7,235,734	4,401,876
Dilutive	8,341,271	4,401,876
Net income (loss) per share: Basic	$0.01	$(0.60)
Dilutive	$0.01	$(0.60)

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.
Condensed Statement of Stockholders’ Equity

From inception (March 15, 2006) to September 30, 2006
(Unaudited)

	Common Stock		Additional		Accumulated
	Shares	Amount	Paid-In Capital	Treasury Stock	Deficit	Total
Balance, March 15, 2006 (inception)	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders	1,753,496	175	24,825	—	—	25,000
Issuance of Common Stock to initial stockholders	371,504	37	2,704,512	—	—	2,704,549
Rescission of issuance of common stock to initial stockholders	—	—	2,700,549	(2,704,549)	—	(4,000)
Cancellation of Common Stock to initial stockholders	(371,504)	(37)	(2,704,512)	2,704,549	—	—
Issuance of 0.211865 to 1 common stock dividend	371,504	37	(37)	—	—	—
Contribution of 312,500 shares of Common Stock by initial stockholders	—	—	2,275,000	(2,275,000)	—	—
Cancellation of Common Stock from initial stockholders	(312,500)	(31)	(2,274,969)	2,275,000	—	—
Proceeds from sale of underwriters’ purchase option	—	—	100	—	—	100
Sale of 7,250,000 units through public offering net of underwriter’s discount and offering expenses and net of proceeds of $11,326,834 allocable to 1,449,275 shares of common stock, subject to possible conversion	5,800,725	580	41,615,697	—	—	41,616,277
Net loss for the period	—	—	—	—	(2,647,462)	(2,647,462)
Balance, September 30, 2006 (Unaudited)	7,613,225	$761	$44,341,165	$—	$(2,647,462)	$41,694,464

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.
Condensed Statement of Cash Flows
(Unaudited)

For the period from inception (March 15, 2006) to September 30, 2006 (Unaudited)
OPERATING ACTIVITIES
Net loss for the period	$(2,647,462)
Adjustment to reconcile net loss to net cash used in operating activities: Charge related to sale of common stock	2,700,549
Change in operating assets and liabilities: Accrued interest income on Trust Fund	(213,396)
Other assets	(14,917)
Accounts payable and accrued expenses	77,454
Income taxes payable	34,000
Net cash used in operating activities	(63,772)
INVESTING ACTIVITIES Cash contributed to Trust Fund	(56,662,500)
Net cash used in investing activities	(56,662,500)
FINANCING ACTIVITIES Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from issuance of common stock to initial stockholders	4,000
Recission of issuance of common stock to initial stockholders	(4,000)
Proceeds from notes payable to initial stockholders	144,000
Payment of notes payable to initial stockholders	(144,000)
Proceeds from issuance of warrants	2,250,000
Proceeds from sale of underwriter’s purchase option	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock, subject to possible conversion	11,326,834
Net proceeds from sale of units through public offering allocable to: Stockholders’ equity	41,757,013
Deferred underwriting fees	1,557,500
Net cash provided by financing activities	56,916,447
Net increase in cash and cash equivalents	190,175
Cash and Cash Equivalents Beginning of period	—
End of period	$190,175
Supplemental disclosure of non-cash activity: Fair value of underwriter purchase option included in offering costs	$1,535,000
Accrued registration costs	$140,736
Effect on paid-in capital of recission and cancellation of issuance of common stock to initial stockholders, net	$(3,963)
Effect on paid-in capital of contribution and cancellation of 312,500 shares of common stock to initial stockholders	$31

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.
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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on July 19, 2006. On July 25, 2006, the Company consummated the Offering of 7,250,000 Units (the “Units” or a “Unit”) for gross proceeds of approximately $58 million, or $8.00 per Unit. All of the net proceeds of the Offering are intended to be applied toward consummating a merger, capital stock exchange, asset acquisition or other similar business combination with a Target Business (a “Business Combination”). Pending such a Business Combination, substantially all of the proceeds from the Offering will be held in trust. The Company’s management will have broad authority with respect to the application of the interest earned on the monies held in the trust from the net proceeds of the Offering (see Note 4). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Prior to the consummation of a Business Combination, the Company is obliged to submit such proposed Business Combination for approval by a majority of the stockholders of the Company. Stockholders that vote against such proposed Business Combination are, under certain conditions described below, entitled to convert their shares into a pro-rata distribution from the Trust Account (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon, and net of income taxes) as of two business days prior to the proposed Business Combination, divided by the number of Units sold in the Offering, or approximately $7.82 per share on July 25, 2006. The Company’s stockholders prior to the Offering (“Initial Stockholders”), have agreed to vote their 1,812,500 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. In the event that holders of a majority of the outstanding shares of common stock

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements
(Unaudited)

vote for the approval of the proposed Business Combination and that holders owning 20% or more of the outstanding common stock do not exercise their Conversion Rights, the Business Combination may then be consummated.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may exercise their Conversion Right and their common shares would be cancelled and returned to the status of authorized but unissued shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

NOTE 2 — OFFERING

In the Offering, effective July 19, 2006 (closed on July 25, 2006), the Company sold to the public 7,250,000 Units (the “Units”) at a price of $8.00 per Unit. Proceeds from the Offering, totaled approximately $52.9 million, which was net of approximately $3.5 million in underwriting and other Offering expenses paid in cash at the closing and approximately $1.6

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements
(Unaudited)

million in deferred underwriting fees (see Note 4). Each Unit consists of one share of the Company’s common stock and one warrant (a “Public Warrant”) (see Note 6).

The Company also sold to certain of the Representative for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 500,000 additional Units (see Note 6).

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements—The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (March 15, 2006) to March 31, 2006 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-133189). See also the Company’s Current Report on Form 8-K, filed on July 25, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The operating results for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Net Loss Per Share—Basic earnings (loss) per share is computed by dividing income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of warrants, if dilutive. The number of additional shares is calculated by assuming that the outstanding warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

The Company experienced a loss for the period from inception (March 15, 2006) to September 30, 2006. Accordingly, the effect of the assumed exercise of all 9,500,000 outstanding warrants to purchase common stock and the outstanding UPO to purchase 500,000 units would be anti-dilutive and has been excluded from the calculation of diluted loss per share. For the three months ended September 30, 2006, the assumed exercise of all 9,500,000 outstanding warrants to purchase common stock was included in the calculation of diluted earnings per share. The assumed exercise of the outstanding UPO to purchase 500,000 units was excluded from the calculation of diluted earnings per share for the three months ended September 30, 2006 because it would have been anti-dilutive as the exercise price was in excess of the Company’s stock price.

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements
(Unaudited)

Fair Value of Financial Instruments—The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosure About Fair Value of Financial Instruments” approximate their carrying amounts presented in the balance sheet at September 30, 2006.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of the derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

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

NOTE 4 — COMMITMENTS

Administrative Fees

The Company is permitted to utilize up to $2,025,000, which includes $50,000 transferred to the Company at closing on July 25, 2006 and $1,975,000 of the interest earned upon monies in the Trust Account for working capital purposes. The working capital will be used to pay for director and officer liability insurance premiums and general and administrative services, including office space, utilities and secretarial support, with the balance being held in reserve for other expenses, such as relocation of their full-time officers to India, due diligence, legal, accounting, and other fees and expenses for structuring and negotiating Business Combinations, and deposits, down payments and/or funding of “no shop” provisions in connection with

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements
(Unaudited)

Business Combinations as well as for reimbursement of any out-of-pocket expenses incurred by the Company’s officers, directors or special advisors in connection with activities undertaken on the Company’s behalf.

Underwriting Agreement

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the Representative in the Offering.

Pursuant to the Underwriting Agreement, the Company is obligated to the underwriters for certain fees and expenses related to the Offering, including an underwriting discount of $3,480,000. The Company and the Representative have agreed that payment of $725,000, of the underwriting discount will be deferred until consummation of the Business Combination. The Company also agreed to pay the Representative a non-accountable expense allowance of $870,000, or 1.50% of the gross proceeds of the Offering. The Company and the Representative have agreed that payment of $832,500 of the non-accountable expense allowance will be deferred until consummation of the Business Combination.

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

On June 5, 2006, the Company declared a stock dividend of 0.048951 shares for 1 share of common stock to stockholders of record on June 5, 2006. On June 16, 2006, the Company declared a reverse stock split of 0.708333 shares for 1 share of common stock to be effective on June 16, 2006 to stockholders of record on June 16, 2006. On July 6, 2006, the Company declared a stock dividend of 0.211865 shares for 1 share of common stock to stockholders of record on July 6, 2006. The accompanying unaudited condensed financial statements and share amounts have been retroactively adjusted to include the impact of the stock dividends and reverse stock split.

Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements
(Unaudited)

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

On July 5, 2006, certain of the May 2006 Initial Stockholders’ purchase of 371,504 post stock dividend and reverse stock split shares was rescinded in its entirety by mutual agreement of the Company and the Initial Stockholders. At the date of rescission, management re-evaluated the current fair value of the Company’s common stock and determined the fair value to be $7.28 per share as no events had occurred since the date of sale which would provide another indication of value and the Company’s circumstances were substantially the same as in May 2006. Accordingly, on July 5, 2006 the Company recorded the $2,704,549 value of the shares rescinded and reacquired to treasury stock and a $2,700,549 credit to additional paid-in capital based on the difference between fair market value of the common stock rescinded and the $4,000 price paid by the Company for such shares. Upon receipt, such shares were then immediately cancelled by the Company which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital and common stock.

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

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements
(Unaudited)

NOTE 6 — WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Public Warrants

Each Public Warrant sold in the Offering will be exercisable for one share of common stock. Except as set forth below, the Public Warrants will entitle the holder to purchase shares at $6.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of a Business Combination and (b) July 19, 2007, and ending July 18, 2010. The Company has the ability to redeem the Public Warrants with the prior consent of the Representative, in whole or in part, at a price of $.01 per Public Warrant at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

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

Underwriter Purchase Option

Upon closing of the Offering, the Company sold and issued the UPO for $100 to the Representative to purchase up to 500,000 Units at an exercise price of $10.80 per Unit. The Units underlying the UPO will be exercisable in whole or in part, solely at the Representative’s discretion, commencing on the consummation of a Business Combination and expiring on the five-year anniversary of the Offering. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements
(Unaudited)

in a charge directly to stockholders’ equity with an equivalent increase in additional paid-in capital. The fair value of the 500,000 Units underlying the UPO was approximately $1,535,000 ($3.07 per Unit) at the date of sale and issuance, which was determined by the Company using a Black-Scholes option-pricing model. The fair value of the UPO has been estimated using the following assumptions: (1) expected volatility of 46.702%, (2) risk-free interest rate of 5.10% and (3) contractual life of 5 years. The expected volatility of approximately 46% was estimated by management based on an evaluation of the historical volatilities of similar public entities which had completed a transaction with an operating company. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise price of the UPO and the market price of the securities underlying the Units) to exercise the UPO without the payment of any cash. Each of the Units included in the UPO are identical to the Units to be sold in the Offering, except that the exercise price of the Units will be $10.80 per Unit.

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

The Company is only required to use its best efforts to register the UPO and the securities underlying such UPO, and once effective to use its best efforts to maintain the effectiveness of such registration statement. The Company has no obligation to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holder of the UPO is not entitled to exercise the UPO or the warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying warrants, the UPO or the underlying securities, as applicable, will expire worthless.

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements
(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed on March 15, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business.

For the three months ended September 30, 2006, net income of $90,800 consisted of interest income on the Trust Fund investment of $491,650 and interest on cash and cash equivalents of $8,082, offset by general and administrative expenses of $374,932, which includes travel and entertainment expenses of $105,582, professional fees of $74,693, $97,478 related to relocation expenses, $34,540 related to Delaware Franchise tax and $43,150 related to rent and office expenses, as well as other operating expenses.

For the period from inception (March 15, 2006) to September 30, 2006, we had a net loss of $2,647,462 which consisted of interest income on the Trust Fund investment of $491,650 and interest on cash and cash equivalents of $8,082, offset by a charge related to the sale of common stock of $2,700,549, general and administrative expenses of $412,645, which includes travel and entertainment expenses of $105,800, professional fees of $107,694, $97,478 related to relocation expenses, $38,904 related to Delaware Franchise tax and $43,150 related to rent and office expenses, as well as other operating expenses.

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

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 1 of the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 2 of this Quarterly Report on Form 10-Q.

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

Based on their evaluation as of September 30, 2006, F. Jacob Cherian and Suhel Kanuga, our principal executive officer and principal financial and accounting officer, respectively, concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period from inception (March 15, 2006) through September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

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

MILLENNIUM INDIA ACQUISITION COMPANY INC.

By:	/s/ Suhel Kanuga
Suhel Kanuga
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date:       November 14, 2006