Form 10-K
period 2006-12-31
Millennium India Acquisition CO Inc.
filed 2007-03-30
CIK 1358656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number:  001-32931

MILLENNIUM INDIA ACQUISITION COMPANY INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-4531310 (I.R.S. Employer Identification No.)

330 East 38th Street, Suite 46C
New York, New York 10016
(Address of principal executive offices, including zip code)

(212) 681-6783
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange where Registered
Common Stock, par value $.0001 per share	American Stock Exchange
Warrants, expiration date July 19, 2010	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.       Yes x       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☒       No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  [Not Applicable as Registrant was not a public company on June 30, 2006.]

As of March 23, 2007, there were outstanding 9,062,500 shares of the registrant’s common stock issued and outstanding.

PART I

Item 1.	Business.

Introduction

We are a blank check company organized under the laws of the State of Delaware on March 15, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar transaction with one or more businesses that have operations primarily in India. While our efforts in identifying a prospective target business have not been limited to a particular industry, we have focused primarily on privately owned businesses within the financial services, healthcare, infrastructure and consumer, retail and hospitality sectors. However, we remain willing to review any business opportunity presented to us in any industry sector.

Our entire activity from inception through December 31, 2006 has been to prepare for our initial public offering and to effect a business combination. We have not generated any revenues.

Our principal executive office is located at 330 East 38th Street, New York, New York 10016 and our telephone number at that address is (212) 681-6783.

Identification of Industry Sectors

We are focusing our efforts on identifying privately owned businesses within the financial services, healthcare, infrastructure, and consumer, retail and hospitality sectors for our potential target business combination. We believe privately owned businesses within these sectors represent particularly attractive acquisition targets with favorable valuations and significant growth potential.

Financial Services

The Tribune India reported that during 2004, local banks such as ICICI, HDFC, Bank Ltd, Unit Trust of India, and Industrial Development Bank extended approximately $2.5 billion in loans, registering a 62% growth over the prior year in the $21.5 billion retail business market that had previously been dominated by public sector banks. Home loans escalated approximately 58% during that one year period. Further, consumers in India are substantially underleveraged relative to other Asian countries, such as Thailand, Korea and Taiwan, and with respect to other countries such as the United States. We believe that vigorous business transformations, combined with a large and increasingly consumption-driven population, is fueling a strong growth in the financial services industry, thereby presenting attractive acquisition opportunities for businesses, such as consumer finance and on-line trading, that are positioned to take advantage of anticipated demand and growth in the financial services industry.

Healthcare

India’s continually rising literacy rate, together with increasing income levels and media focus, has heightened public awareness of health care issues. A joint study conducted by McKinsey & Co. and the Confederation of Indian Industry shows estimated healthcare spending that is expected to double over the next ten years, with the majority of such increase expected to be in private healthcare. Noting that with costs of quality healthcare in India averaged 80% to 90% less than western societies, this study projected that the total Indian healthcare market could rise from $22.2 billion in 2005 to $69 billion by 2012. Additionally, an IBEF study shows that healthcare tourism is increasing by an average of 30% each year, such that today, one out of ten patients in Indian hospitals is from outside of India. This study concluded that India has the potential to attract over one million health tourists a year, contributing approximately $5 billion to the Indian economy. The Indian government is also contributing to the growing healthcare industry by providing incentives to create and upgrade infrastructure, as well as reduce operational costs. We believe that businesses that provide state-of-the-art services or products to the healthcare and/or pharmaceutical industries are particularly attractive acquisition targets.

Consumer, Retail and Hospitality

A.T. Kearney Inc. estimated India’s total retail market in 2004 at $202.6 billion, with an anticipated compounded growth rate of 30% over the next five years. Retail business activities are expected to grow at a rate of 25% per year by 2010. Supporting sectors such as real estate are similarly growing. Global real estate consulting group, Knight Frank LLP, ranked India fifth in the list of 30 emerging retail markets and has predicted an impressive 20% growth rate for the retail real estate segment by 2010. Business travel and domestic and foreign tourism are also dramatically increasing and, by 2014, are expected to generate approximately $90.4 billion of total demand and nearly 28 million jobs, according to published research performed by the World Travel and Tourism Council. We believe that businesses in the travel and business services, for example, are an attractive acquisition target because of their position to take advantage of the increases in commercial and personal travel related to business expansions and rising disposable incomes.

Infrastructure

The Indian government has announced plans to spend at least $17 billion to upgrade roads, airports and ports by 2010 and at least two dozen significant international civil engineering, construction and infrastructure consultancy firms have set up operations in India within the past several years. We believe there are significant growth opportunities for companies that develop and build infrastructure, including providing logistics, transportation and financial services to support development, because of the rapidly growing Indian economy and increasing demand by the large, growing Indian work force for ongoing infrastructure improvements.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time.  We intend to utilize the amount of cash held in trust, derived from the proceeds of the initial public offering, and the proceeds derived from the sale of private placement warrants sold prior to the date of the initial public offering, as well as our existing cash, our capital stock, debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth.

We have not identified a target business

Although our focus in identifying a prospective target business is on private businesses within the financial services, healthcare, infrastructure/industrial growth, and consumer, retail and hospitality sectors, our efforts in identifying a prospective target business will not be limited to a particular industry and we may ultimately acquire a business in any industry we deem appropriate. Subject to the limitations that a target business have a fair market value of at least 80% of our net assets at the time of the acquisition as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention as a consequence of meetings initiated by our officers, directors or special advisors with securities broker-dealers, investment bankers, venture capitalists, bankers or other members of the financial community. We also anticipate we will receive unsolicited proposals from persons or entities who may become aware of our interest in acquiring a target business through public awareness of our acquisition intentions. Our officers and directors and their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation. In no event, however, will any of our existing officers and directors or any entity with which they are affiliated be paid any finder’s fee, consulting fee or other compensation prior to or in connection with the consummation of a business combination.

Size of potential target business

We intend to identify a prospective target business, within our target industry sectors, that is of a reasonable size and has good growth potential. Based on our experience in these target industry sectors, as well as our knowledge of the Indian market, we believe the likely target business is one where the founder/entrepreneur is looking for liquidity, has exhausted his or her skills to continue to grow the business and is in need of growth capital for expansion, or is a business owned by a larger company that desires to spin off development of one of its smaller, possibly “non core” units, or a target business that shares several of these traits. We plan to position our company to effect a business combination within a range of $55 million to $250 million because we believe:

•	there are a substantial number of business combination opportunities in this target value range which are large enough and possess the necessary growth potential to be a public company; and

•	there is less competition in this transaction size from larger private equity investors and strategic investors who we believe seek opportunities in excess of $250 million.

Accordingly, while we anticipate consummating a transaction with a value within a range of $55 million to $250 million, we reserve the right to pursue transactions that are significantly in excess of this range. We have no limitation on our ability to raise additional funds through the private sale of securities or the incurrence of indebtedness that would enable us to effect a business combination with an operating business having a fair market value in excess of 80% of our net assets at the time of such an acquisition. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is equal to at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. We expect that our management will diligently review all of the proposals we receive with respect to a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	earnings before interest, taxes, depreciation and amortization charges;

•	consistent operating margins;

•	nature of the customers and contracts;

•	stability and continuity in customer relationships;

•	backlog of orders for services;

•	capital requirements;

•	competitive position;

•	barriers to entry in the relevant industry sector;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the relevant industry sector; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. None of our officers, directors or special advisors will receive any compensation prior to the consummation of our initial business combination, except for out-of pocket expenses incurred by them on our behalf.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value absent the inability of our board of directors to independently determine that the target business does have sufficient fair market value. Nevertheless we reserve the right to obtain an opinion from an unaffiliated, independent investment banking firm if we deem it appropriate, for example, in the event of an actual or perceived conflict of interest.

Probable lack of business diversification

As of December 31, 2006, we had $57,004,924 of principal and interest held in the trust account, which we may use to complete a business combination. Our initial business combination must be with a business that has its operations primarily in India whose fair market value is equal to at least 80% of our net assets a the time of such acquisition. In order to do so, we have no limitation on our ability to raise additional funds through the private sale of securities or the incurrence of indebtedness that would enable us to effect a business combination with an operating business having a fair market value in excess of 80% of our net assets at the time of such an acquisition. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. As a result, we are likely to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification:

•	will result in our dependency upon the performance of a single operating business;

•	will result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•
may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

We may not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business we acquire.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers will have the skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. These materials will also be provided to the holders of our common stock although their vote will not be solicited.

In connection with any vote required for our initial business combination, all of our existing stockholders have agreed to vote the shares of common stock owned and acquired by them immediately prior to the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, including purchasers in our private placement offering. As a result, our existing stockholders, including purchasers in our private placement offering, will not have any conversion rights attributable to their shares owned and acquired immediately prior to the initial public offering in the event that a business combination transaction is approved by a majority of our public stockholders. We will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each stockholder, other than our existing stockholders, the right to have such shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our existing stockholders will not have this right because they have agreed to vote their shares of common stock owned and acquired by them immediately prior to the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders, other than our existing stockholders, including purchasers in our private placement offering. The actual per-share conversion price will be equal to the amount in the trust account, exclusive of any interest and the amount representing the deferred portion of the underwriters’ fees and the deferred balance of the representative’s non-accountable expense allowance, as of two business days prior to the consummation of the proposed business combination, divided by 7,250,000 shares sold in the initial public offering. Without taking into account interest, if any, earned on the trust account, the initial per-share conversion price would be approximately $7.82, or $0.18 less than the per-unit offering price of $8.00. There may be a disincentive for public stockholders to exercise their conversion rights due to the fact that the amount available to such stockholders is likely to be less than the purchase price paid for the unit in the initial public offering. Voting against the business combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the business combination is voted upon by the stockholders. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed.

Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed within 30 days after completion of a business combination. Any stockholder who converts his, her or its stock into his, her or its share of the trust account still has the right to exercise the warrants that he, she or it received as part of the units. We will not complete any business combination if stockholders, owning 20% or more of the shares sold in the initial public offering, both vote against the business combination and exercise their conversion rights.

Liquidation if no business combination

If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to November 20, 2007, which is two months before the initial deadline for a business combination, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to January 20, 2008, we will abandon our plan of dissolution and distribution and seek the consummation of that business combination. If a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to May 20, 2008, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan, as described below.

Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account (including the amount representing the $725,000 deferred portion of the underwriters’ fees and the $832,500 deferred balance of the representative’s non-accountable expense allowance, plus any interest), net of taxes payable. We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date. Our existing stockholders, including purchasers in our private placement offering, have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the initial public offering. There will be no distribution from the trust account with respect to our existing stockholders’ warrants which will expire worthless. We will pay the costs of liquidation from our working capital of up to $2,025,000 held outside of the trust account. If such funds are insufficient, our chief executive officer and chief financial officer have agreed pursuant to letter agreements with the underwriters to pay any additional funds necessary to complete such liquidation and to indemnify us from any third party claims against us that would reduce the amount of funds held in trust.

The proceeds deposited in the trust account could become subject to the claims of our creditors which could have higher priority than the claims of our public stockholders. Accordingly, the actual per-share liquidation price could be less than $7.82, plus interest, due to claims of creditors. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our chief executive officer and chief financial officer have personally agreed, pursuant to letter agreement with us and the representative, that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of amount held in the trust account. We cannot assure you, however, that our chief executive officer and chief financial officer will be able to satisfy those obligations.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, we are obligated to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be significantly limited and the likelihood that any claim would result in any liability extending to the trust is remote.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.82 per share.

If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to November 20, 2007, which is two months before the initial deadline for a business combination, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to January 20, 2008, we will abandon our plan of dissolution and distribution and seek the consummation of that business combination. If a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to May 20, 2008, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the January and May deadlines would proceed in approximately the following manner:

•
our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•
if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will deliver the proxy statements to our stockholders, and 30 days following the passing of such deadline, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•
if the SEC does review the preliminary proxy statement, we currently estimate that we will receive its comments 30 days following the passing of such deadline. We will deliver the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. If no proxy statement seeking the approval of our stockholders for a business combination has been filed by May 20, 2008, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the Securities and Exchange Commission seeking stockholder approval for such plan. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

Certificate of Incorporation

Our certificate of incorporation sets forth certain requirements and restrictions that shall apply to us until the consummation of a business combination. Specifically, our certificate of incorporation provides, among other things, that:

•	prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•
we may consummate the business combination only if approved by a majority of our stockholders and public stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights;

•
if a business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account; and

•
if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in the certificate of incorporation, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account and any remaining net assets.

Under Delaware law, the foregoing requirements and restrictions may be amended if our Board of Directors adopts a resolution declaring the advisability of an amendment which is then approved by a majority of our stockholders of our outstanding shares. Such an amendment could reduce or eliminate the protection that such requirements and restrictions afford to our stockholders. However, pursuant to our Articles of Incorporation, neither we nor the Board of Directors will propose or seek stockholder approval of any amendment of these provisions.

Audited Financial Statements of Target Business

We will not acquire a target business if audited financial statements in conformity with United States generally accepted accounting principles cannot be obtained for the target business. Additionally, our management will provide our stockholders with audited financial statements, prepared in accordance with generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing a business combination. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Based on publicly available information, from August 2003 through December 2006, approximately 78 similarly structured blank check companies have completed initial public offerings, including three with a specific focus on Indian target businesses, and numerous others have filed registration statements. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of warrants in our private placement offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•
our obligation to convert into cash shares of common stock held by our stockholders if such holders both vote against the business combination and also seek conversion of their shares may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating and consummating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high growth industry.

Employees

We currently have two full-time officers, F. Jacob Cherian, our President and Chief Executive Officer and Suhel Kanuga, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary, who have relocated to India since the consummation of the initial public offering, taking up full-time residency in Mumbai, to oversee the sourcing, identification and selection of a target business, the negotiation of business combination terms and the conduct of due diligence until the consummation of a business combination or our liquidation. We have no other employees.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report.

Risks Associated with Our Business

We are a development stage company with no operating history and very limited resources.

Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have no present revenue and will not generate any revenues (other than interest income on the proceeds from the proceeds held in trust) until, at the earliest, after the consummation of a business combination.

Since we have not yet selected a target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we have focused our efforts on businesses with primary operations in India, we are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business that we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business operating in India, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.

We must complete a business combination with a fair market value of at least 80% of our net assets (excluding the deferred underwriters’ discount and representative’s non-accountable expense allowance held in the trust account for) at the time of acquisition by January 20, 2008 (or by May 20, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by January 20, 2008 and the business combination relating thereto has not yet been consummated). We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination. If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to November 20, 2007, which is two months before the initial deadline for a business combination, our board will, prior to January 20, 2008, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to January 20, 2008, we will abandon our plan of dissolution and distribution and seek the consummation of that business combination. If a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to May 20, 2008, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to November 20, 2007, which is two months before the initial deadline for a business combination, our board will, prior to January 20, 2008, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to January 20, 2008, we will abandon our plan of dissolution and distribution and seek the consummation of that business combination. If a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to May 20, 2008, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the January and May, 2008 deadlines would proceed in approximately the following manner:

•
our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•	if the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which time they will either approve or reject our plan of dissolution and liquidation; and

•
if the SEC does review the preliminary proxy statement, we currently estimate that we will receive its comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and liquidation.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trustee in Treasury Bills issued by the United States with maturity dates of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. Our securities are not intended for persons who are seeking a return on investments in government securities. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of a business combination, or (ii) our liquidation and distribution of the funds held in this trust account to our public stockholders as part of our plan of dissolution and liquidation. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

If we are forced to liquidate before a business combination, our public stockholders will receive less than $8.00 per share upon distribution of the funds held in the trust account and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $8.00 because of the expenses related to the initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, the warrants will expire worthless if we liquidate before the completion of a business combination.

You will not be entitled to protections normally afforded to investors in blank check companies.

Since the net proceeds of the initial public offering and the private placement warrants are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a blank check company under the United States securities laws. However, since (i) our securities are listed on the American Stock Exchange (ii) we have net tangible assets in excess of $5,000,000 and (iii) have filed a Current Report on Form 8-K with the SEC upon the consummation of the initial public offering including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units are tradeable and we will have a longer period of time to complete a business combination in certain circumstances than we would if we were subject to such rules.

Under Delaware law, the requirements and restrictions contained in our certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of a business combination. Specifically, our certificate of incorporation provides, among other things, that:

•	prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•
we may consummate the business combination only if approved by a majority of our stockholders and public stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights;

•
if a business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account; and

•
if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in the certificate of incorporation, then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account and any remaining net assets.

Under Delaware law, the foregoing requirements and restrictions may be amended if our Board of Directors adopts a resolution declaring the advisability of an amendment which is then approved by a majority of our stockholders of our outstanding shares. Such an amendment could reduce or eliminate the protection that such requirements and restrictions afford to our stockholders. However, pursuant to our Articles of Incorporation, neither we nor the Board of Directors will propose or seek stockholder approval of any amendment of these provisions.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Based on publicly available information, from August 2003 through December 2006, approximately 78 similarly structured blank check companies have completed initial public offerings,

including three with a specific focus on Indian target businesses, and numerous others have filed registration statements. Of these companies, only 23 companies have consummated a business combination, while 21 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations, but have not yet consummated such business combinations. Accordingly, there are approximately 34 blank check companies with more than $2.5 billion in trust, and an additional 45 blank check companies that have filed registration statements with potentially $3.7 billion to be placed in trust.  While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry and/or geographic location they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination within any of our target sectors, which, in turn, will result in an increased demand for privately-held companies in these industries. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period. Further, because only 44 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the amount currently held in trust, together with additional financing if available, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction;

•	our obligation to convert our shares of common stock into cash in certain instances may reduce the resources available for a business combination; and

•	our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

We will be partially dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

We are dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the working capital we need to search for a target company and consummate a business combination. While we are permitted to utilize up to a maximum of $1,975,000, for such purpose, if interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our directors and officers or from third parties. We may not be able to obtain additional financing, and our existing stockholders are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating a business combination.

A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that more than approximately 19.99% of our public stockholders vote against the transaction even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.82 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, F. Jacob Cherian and Suhel Kanuga have severally agreed, pursuant to written agreements with us and the representative of the underwriters, that they will be personally liable to ensure that the proceeds in the trust account are not reduced by vendors, service providers or prospective target businesses that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations nor can we assure you that the per-share distribution from the trust account will not be less than $7.82, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.82 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If a letter of intent, agreement in principle or definitive agreement for a business combination has not been executed prior to November 20, 2007, which is two months before the initial deadline for a business combination, our board will, prior to January 20, 2008, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. If, however, a letter of intent, agreement in principle or definitive agreement for a business combination has been executed prior to January 20, 2008, we will abandon our plan of dissolution and distribution and seek the consummation of that business combination. If a proxy statement seeking the approval of our stockholders for that business combination has not been filed prior to May 20, 2008, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Failure to maintain a current prospectus relating to the common stock underlying our warrants may deprive our warrants of any value and the market for our warrants may be limited.

No warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of our warrants. Under the terms of a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to meet these conditions and to use our best efforts to maintain a current prospectus relating to common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination.

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder so elects and votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expected.  Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with the initial public offering, as part of the units, we issued warrants to purchase 7,250,000 shares of common stock. Additionally, prior to the initial public offering, we privately sold 2,250,000 warrants, at a price of $1.00 per warrant, for an aggregate of $2,250,000 to our existing stockholders, including to our officers, certain of our directors, other persons who owned shares of our common stock prior to such sale, and, in some instances, to their respective affiliates. All of the proceeds we received from the private placement offering were placed in the trust account upon the consummation of the initial public offering. The privately placed warrants are identical to the warrants offered in the initial public offering except that they are subject to lock up agreements restricting their sale until after the completion of a business combination, and they may be exercised on a cashless basis. In addition, the purchasers of the private placement warrants have waived their right to receive distributions upon our liquidation prior to a business combination with respect to the shares of common stock underlying the privately placed warrants.

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 45,000,000 shares of common stock, par value $0.0001 per share and 5,000 shares of preferred stock, par value $0.0001 per share. Without giving effect to the exercise of outstanding warrants, the exercise of the UPO and the exercise of warrants issuable upon the exercise of the UPO (for an aggregate of 10,500,000 shares of common stock), there are currently 35,937,500 authorized but unissued shares of our common stock and all of the 5,000 shares of preferred stock available for issuance as of March 23, 2007.  Although we have no commitments to issue any securities, we may issue a substantial number of additional shares of our common stock, or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock, warrants or units.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

Although we have no current commitments to incur any debt, we may choose to incur a substantial amount of debt to finance a business combination. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of such covenants;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security is outstanding;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	other disadvantages compared to our competitors who have less debt.

Any of the above listed factors could materially and adversely affect our business and results of operations. Furthermore, if our debt bears interest at floating rates, our interest expense could increase if interest rates rise. If we do not have sufficient earnings to service any debt incurred, we could need to refinance all or part of that debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms, or at all.

Our current officers and directors may resign upon consummation of a business combination.

Upon consummation of a business combination, the role of our founding officers in the target business cannot presently be fully ascertained. While it is possible that one or more of our founding officers will remain in senior management following a business combination, we may employ other personnel following the business combination. If we acquired a target business in an all cash transaction, it would be more likely that our founding officers and certain of our directors would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company, following a business combination, it may be less likely that our founding officers would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. If our founding officers negotiate to be retained post business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest. The ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. In making the determination as to whether current management should remain with us following the business combination, we will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain of our founding officers and directors remain if it is believed that it is in the best interests of the combined company post business combination. Although we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our officers, directors and special advisors are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers, directors and special advisors are, or may in the future become, affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our directors and special advisors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Our directors and special advisors involved in businesses similar to what we may intend to conduct following a business combination may have fiduciary or contractual obligations to present opportunities to those entities first. We cannot assure you that any such conflicts will be resolved in our favor.

Because all of our existing stockholders, including our officers and directors, own shares of our securities that will not participate in liquidation distributions, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our existing stockholders, including our officers and directors, own, in the aggregate, 1,812,500 shares of our common stock and 2,250,000 private placement warrants. The existing stockholders have waived their right to receive distributions (other than with respect to units they purchased in the initial public offering or common stock they purchase in the aftermarket) upon our liquidation prior to a business combination. The shares and warrants owned by our existing stockholders will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our public stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.

The amount held in trust provides us with $57,004,924 as of December 31, 2006 (subject to reduction resulting from stockholders electing to convert their shares into cash), which we may use to complete a business combination. While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets (excluding any deferred fees held in the trust account for the benefit of the underwriters) at the time of such acquisition. We have no limitation on our ability to raise additional funds through the private sale of securities or the incurrence of indebtedness that would enable us to effect a business combination with an operating business having a fair market value in excess of 80% of our net assets at the time of such an acquisition. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company. Therefore, it is probable that we will have the ability to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

•	result in our dependency upon the performance of a single or small number of operating businesses;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

Our loss of the services of F. Jacob Cherian and Suhel Kanuga would make it more difficult to find a suitable company for a business combination which makes it more likely that we will be forced to distribute the proceeds of our trust account to our stockholders.

Our ability to successfully effect a business combination will be largely dependent upon the efforts of F. Jacob Cherian, our President and Chief Executive Officer and Suhel Kanuga, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. We have not entered into an employment agreement with either Mr. Cherian or Mr. Kanuga, nor have we obtained any “key man” life insurance on either of their lives. The loss of Mr. Cherian’s and/or Mr. Kanuga’s services could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking a suitable target business to effect a business combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, if, prior to the consummation of a business combination, we are viewed as engaging in the business of investing in securities or we own investment securities having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on our issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated activities will subject us to the Investment Company Act of 1940 as the amount held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the trust account to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our existing stockholders control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our existing stockholders collectively own 15.2% of our issued and outstanding shares of common stock and warrants. Any exercise of these warrants would increase their ownership percentage. These holdings could allow the existing stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination.

We may be obligated to return the funds raised in our private placement if that transaction was not conducted in compliance with the registration requirements of Section 5 of the Act.

The 23 purchasers in our private placement included six persons other than our officers, directors, initial stockholders and their respective affiliates. Although such six persons were accredited investors within the meaning of Rule 501 of Regulation D promulgated under the Act, a court may take the position that such private placement was not conducted in accordance with any exemption from the registration requirements of Section 5 of the Act. If our private placement was not conducted in compliance with the registration requirements of Section 5 of the Act, the 23 purchasers in our private placement may have the right to rescind their warrant purchases as a remedy to our failure to register these securities. These rescission rights, if any, may require us to refund up to an aggregate of $2,250,000, plus interest, to such persons, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our certificate of incorporation, the amount available to our public stockholders upon our liquidation. Although such persons have waived their respective rescission rights, if any, such waivers may not be enforceable in light of public policy considerations underlying federal and state securities laws.

The American Stock Exchange may delist our securities from trading on its exchange in the future, which could limit our investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the American Stock Exchange. However, we cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with our initial business combination, if any, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange in the future, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” that will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Our common stock may be subject to the penny stock rules promulgated under the Securities Exchange Act of 1934, or Exchange Act, unless our net tangible assets are greater than $5,000,000 or our common stock has a market price per share greater than $5.00. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Risks Associated with Companies with Primary Operations in India

Political, economic, social and other factors in India may adversely affect our ability to achieve our business objective.

Since mid-1991, the Indian government has committed itself to implementing an economic structural reform program with the objective of liberalizing India’s exchange and trade policies, reducing the fiscal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. A significant component of the program is the promotion of foreign investment in key areas of the economy and the further development of, and the relaxation of restrictions in, the private sector. These policies have been coupled with the express intention to redirect the government’s central planning function away from the allocation of resources and toward the issuance of specific guidelines. While the government’s policies have resulted in improved economic performance, there can be no assurance that the economic recovery will be sustained. Moreover, there can be no assurance that these economic reforms will persist, and that any newly elected government will continue the program of economic liberalization of previous governments. Any change may adversely affect Indian laws and policies with respect to foreign investment and currency exchange. Such changes in economic policies could negatively affect the general business and economic conditions in India, which could in turn affect us and our ability to achieve our business objective.

Religious and border disputes persist in India and remain pressing problems. For example, India has from time to time experienced civil unrest and hostilities with neighboring countries such as Pakistan. The longstanding dispute with Pakistan over the border Indian state of Jammu and Kashmir, a majority of whose population is Muslim, remains unresolved. If the Indian government is unable to control the violence and disruption associated with these tensions, the results could destabilize the economy and, consequently, adversely affect us and our ability to achieve our business objective.

Since early 2003, there have also been military hostilities and civil unrest in Afghanistan, Iraq and other Asian countries. These events could adversely influence the Indian economy and, as a result, negatively affect us and our ability to achieve our business objective.

Foreign currency fluctuations could adversely affect our ability to achieve our business objective.

Because our business objective is to acquire one or more operating businesses with primary operations in India, changes in the U.S. dollar—Indian rupee exchange rate may affect our ability to achieve such objective. The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the Indian rupee, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and Indian rupees, which may make it more difficult to consummate a business combination.

Exchange controls that exist in India may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Regulation Act, or FERA, regulates the conversion of the Indian rupee into foreign currencies. FERA provisions previously imposed restrictions on locally incorporated companies with foreign equity holdings in excess of 40% known as FERA companies. Following a business combination, we will likely be a FERA company as a result of our ownership structure. However, comprehensive amendments have been made to FERA to add strength to the liberalizations announced in their recent economic policies. Such companies are now permitted to operate in India without any special restrictions, effectively placing them on par with wholly Indian owned companies. In addition, foreign exchange controls have been substantially relaxed. Notwithstanding, the Indian foreign exchange market is not yet fully developed and we cannot assure you that the Indian authorities will not revert back to regulating FERA companies and impose new restrictions on the convertibility of the Rupee. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of India.

Certain sectors of the Indian economy are subject to government regulations that limit foreign ownership, which may adversely affect our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

The Indian government prohibits investments in certain sectors and limits the ownership in certain other sectors. We intend to avoid sectors in which foreign investment is disallowed. This could limit the possible number of acquisitions that are available for investment. The Indian government also regulates investments in certain other sectors (e.g., banking) by periodically reviewing and adjusting the permissible amount of foreign ownership. The management team will evaluate the risk associated with investments in sectors in which ownership is restricted. However, there can be no guarantee that management will be correct in its assessment of political and policy risk associated with investments in general and in particular in sectors that are regulated by the Indian government. Any changes in policy could have an adverse impact on our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

If the relevant Indian authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Indian laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses; and

•	requiring that we restructure our ownership or operations.

Returns on investment in Indian companies may be decreased by withholding and other taxes.

Our investments in India will incur tax risk unique to investment in India and in developing economies in general. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of Indian income tax. Under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in India may or may not be creditable on our income tax returns.

We intend to avail ourselves of income tax treaties with India to seek to minimize any Indian withholding tax or local tax otherwise imposed. However, there is no assurance that the Indian tax authorities will recognize application of such treaties to achieve a minimization of Indian tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

If political relations between the U.S. and India weaken, it could make a target business’ operations less attractive.

The relationship between the United States and India may deteriorate over time. Changes in political conditions in India and changes in the state of Indian—U.S. relations are difficult to predict and could adversely affect our future operations or cause potential target businesses to become less attractive. This could lead to a decline in our profitability. Any weakening of relations with India could have a material adverse effect on our operations after a successful completion of a business combination.

India has different corporate disclosure, governance and regulatory requirements than those in the United States which may make it more difficult or complex to consummate a business combination.

Companies in India are subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of an Indian company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There is substantially less publicly available information about Indian companies than there is about United States companies. Moreover, companies in India are not subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, stockholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and stockholders’ rights for Indian corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with an Indian company more difficult. We therefore may have more difficulty in achieving our business objective.

The requirement that Indian companies provide accounting statements that are in compliance with GAAP may limit the potential number of acquisition targets.

To meet the requirements of the United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to GAAP and audited in accordance with U.S. Generally Accepted Auditing Standards, or GAAS. GAAP and GAAS compliance may limit the potential number of acquisition targets.

Because the Indian judiciary will determine the scope and enforcement under Indian law of almost all of our target business’ material agreements, we may be unable to enforce our rights inside and outside of India.

Indian law will govern almost all of our target business’ material agreements, some of which may be with Indian governmental agencies. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of India. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

Investors may have difficulty enforcing judgments against our management or our target business.

After the consummation of a business combination, it is likely that substantially all or a significant portion of our assets will be located outside of the United States and some of our officers and directors may reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Moreover, we have been advised that India does not have a treaty providing for the reciprocal recognition and enforcement of judgments of courts with the United States.

Item 2.	Properties.

We maintain our executive offices at 330 East 38th Street, Suite 46C, New York, New York 10016. This space is provided to us at no cost by Suhel Kanuga, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary. We also have an executive office in Mumbai, India located at 5 Tulsiani Chambers, Nariman Point, Mumbai - 400 021, India, for which we pay $5,250 per month.

Item 3.	Legal Proceedings.

We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended December 31, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our units commenced trading on July 20, 2006.  Each unit consists of one share of common stock and one warrant.  Each warrant entitles the holder to purchase one share of common stock at $6.00 per share.

On September 21, 2006, there was a voluntary separation of our units into shares of common stock and warrants.  The units, common stock and warrants each trade separately on the American Stock Exchange under the symbols “MQC.U,” “MQC” and “MQC.WS,” respectively.  The following table sets forth, for the periods indicated, the high and low sales prices of the units, common stock, and warrants as reported by the American Stock Exchange:

	Units (1)		Common Stock (2)		Warrants (2)
	Low	High	Low	High	Low	High
2006:
Third Quarter	$7.53	$7.80	$7.05	$6.98	$0.47	$0.50
Fourth Quarter	7.45	8.00	7.00	7.39	0.32	0.75

(1)	Trading of our units commenced on July 20, 2006.

(2)	Trading of our common stock and warrants commenced on September 21, 2006.

As of March 23, 2007, we had one unitholder, 34 stockholders, and 28 warrantholders, respectively, all of record. The last sale price as reported by the American Stock Exchange on March 23, 2007, was $8.20 for our units, $7.59 for our shares and $0.78 for our warrants, respectively. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of cash dividends in the foreseeable future.

Use of Proceeds from the Public Offering

On July 25, 2006, we completed our initial public offering of 7,250,000 units at a price of $8.00 per unit. We received proceeds of $52,855,000 from our initial public offering, which was net of $3,587,500 in underwriting fees and other expenses paid in cash at the closing and deferred underwriting fees and the representative’s non-accountable expense allowance of $1,557,500. The deferred portion of the underwriting fees and representative’s non-accountable expense allowance is included in additional paid-in capital and will only be paid upon our consummation of a business combination. Each unit consists of one share of our common stock and one warrant to purchase one share of common stock. Additionally, on June 30, 2006, we sold 2,250,000 warrants, at a price of $1.00 per warrant, for an aggregate purchase price of $2,250,000 to our officers, certain of our directors, other persons who owned shares of our common stock prior to such sale, and, in some instances, to their respective affiliates. The aggregate net proceeds of $56,662,500 from our initial public offering and our private placement offering have been placed in a trust account.  Up to an aggregate of $1,975,000 of the interest accrued on the amounts held in the trust account (net of taxes payable) is available to us to fund a portion of our working capital requirements.  Ladenburg Thalmann & Co. Inc. acted as representative for the underwriters in connection with our initial public offering.

Our founders advanced an aggregate of $148,000 to us, which was used to pay a portion of the expenses of the initial public offering including SEC registration fee, NASD filing fee, the non-refundable portion of the American Stock Exchange listing fee, and a portion of the non-accountable expense allowance, legal and audit fees and expenses. The loans were repaid out of the proceeds of the initial offering that was not placed in the trust.

Performance Graph

Total Return Analysis
	9/21/2006	9/30/2006	10/31/2006	11/30/2006	12/31/2006
Millennium India Acquisition Company Inc.	$100.00	$100.42	$100.86	$103.00	$104.71
Peer Group (1)	$100.00	$100.28	$99.14	$101.21	$103.12
AMEX Composite Index	$100.00	$99.41	$102.92	$107.70	$107.20

________________

(1)
The peer group was selected using similar blind pool companies whose (i) registration statements are effective; (ii) have not consummated a business combination; and (iii) have targeted India/Asia as its geographic region to consummate a business combination.  All trading data begins on September 21, 2006.

Item 6.	Selected Financial Data.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data has been derived from our financial statements, which have been audited by J.H. Cohn LLP, independent registered public accounting firm, as indicated in their report on page F-1 herein.

Statement of Operations:

Revenue:	For the period from inception (March 15, 2006) to December 31, 2006
Interest income	$11,665
Interest income on Trust Fund	1,270,296
Total revenue	$1,281,961

Operating expenses:
General and administrative expenses	726,282
Charge related to sale of common stock	2,700,549
Total operating expenses	(3,426,831)

Loss before provision for income taxes	(2,144,870)

Provision for income taxes	194,000

Net loss for the period	$(2,338,870)

Weighted average number of shares outstanding:
Basic and diluted	$8,149,117

Net loss per share:
Basic and diluted	$(0.29)

  Balance Sheet Data:

December 31, 2006
Working capital	$55,595,576
Total assets	$57,462,754
Total liabilities	$1,852,864
Value of common stock which may be converted to cash (approximately $7.82 per share without taking into account interest earned on the trust account)	$11,326,834
Value of private placement warrants, subject to possible rescission	$2,250,000
Stockholders’ equity	$42,033,056

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

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

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 1 of the financial statements included in this Annual Report on Form 10-K.

Upon the closing of our initial public offering, we sold and issued an option, for $100, to the representative of the underwriters, to purchase up to 500,000 units, at an exercise price of $10.80 per unit. For a description of the representative’s purchase option, we refer you to Note 7 of the financial statements included in this Annual Report on Form 10-K.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Results of Operations

For the period from inception (March 15, 2006) to December 31, 2006, we had a net loss of $2,338,870 which consisted of interest income on the Trust Fund investment of $1,270,296 and interest on cash and cash equivalents of $11,665, offset by a charge related to the sale of common stock of $2,700,549, general and administrative expenses of $726,282, which includes travel and entertainment expenses of $285,080, professional fees of $170,263, $97,478 related to relocation expenses, $84,667 related to rent and office expenses, $44,770 related to Delaware Franchise tax, and $44,024 related to other operating expenses. The Company has a provision for income taxes of $194,000.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our audited financial statements included elsewhere in this report. We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-13 comprising a portion of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

F. Jacob Cherian	42	President, Chief Executive Officer & Director

Suhel Kanuga	32	Executive Vice President, Chief Financial Officer, Treasurer, Secretary & Director

Kishore Mirchandani	57	Chairman & Director

Lawrence Burstein	64	Director

Gul Asrani	68	Director

C.P. Krishnan Nair	85	Director

Sarat Sethi	37	Director

F. Jacob Cherian has served as our President and Chief Executive Officer and has been a member of our board of directors since our inception. Since April 2004, Mr. Cherian has served as a Partner in the financial services division of Computer Sciences Corporation, or CSC, a Fortune 500 firm with $15.0 billion in annual revenue and approximately 80,000 employees. With over 16 years of experience, Mr. Cherian has successfully demonstrated his abilities, with increasingly responsible positions as a financial services executive, leading or co-leading numerous global multimillion dollar business transactions in business restructuring, turnaround, growth, cost reduction and off-shoring strategies. Working with high level senior executives of these multibillion dollar multinational firms, Mr. Cherian has effectively evaluated undervalued assets and business divisions, significantly increased revenues to clients and optimized business performance through business transformation, restructuring, innovation of growth strategies, cost reduction and corporate governance. His representative clients include: Goldman Sachs & Co; J.P. Morgan Chase; Munich Re; Credit Suisse Group; Merrill Lynch; ABN AMRO; Society Generale; Deutsche Bank; Asea Brown Boveri (ABB), Wellington Financial Management, and Alliance Capital Management. Mr. Cherian also has significant experience in designing and implementing off-shoring strategies and evaluating undervalued assets. Mr. Cherian has extensive international experience and has relocated to, and had multi-year residences in both Europe for 3 years and in India for 10 years. Mr. Cherian’s prior work experience includes positions as a Director in New York with KPMG LLP / KPMG Consulting from October 1998 to March 2004, and JP Morgan & Co from September 1995 to September 1998 in its Fixed Income Credit Portfolio & Derivatives Division. For the last ten years, Mr. Cherian has been an Adjunct Professor of International Finance at St. John’s University, Tobin College of Business, New York. He is frequently featured in leading publications and industry conferences for his views and insights on emerging trends and growth strategies, cost reduction initiatives, managing risks and business transformation for multinational corporations. Mr. Cherian holds a Bachelor of Arts degree in Accounting & Information Systems from Queens College of CUNY and an MBA in International Finance from St. John’s University.

Suhel Kanuga has served as our Executive Vice President, Chief Financial Officer, Treasurer and Secretary and has been a member of our board of directors since our inception. Since August 2004, Mr. Kanuga has been a Principal of CSC, a Fortune 500 global services company with annual revenues exceeding $15 billion. In his role in CSC’s financial services division based in New York, and in prior positions, Mr. Kanuga has been responsible for identifying and building business value, restructuring and transforming businesses by successfully implementing strategic growth initiatives, cost reduction and risk management. Mr. Kanuga has significant international management experience, having led transactions with businesses across the U.S., Europe and Asia to restructure and focus on more profitable business segments. He has expertise in, and advises senior corporate executives on complex business topics, including derivatives, capital allocation, asset-liability management, international expansion, merger integration, financial regulation, corporate governance, and business restructuring. His clients have included global organizations such as Credit Suisse, Bank of Montreal, ABN AMRO, the New York Stock Exchange, and Merrill Lynch. Prior to joining CSC, he held management positions at KPMG in New York from January 1999 to August 2004 and prior to that, U.S. West. Mr. Kanuga has authored a number of articles published in leading financial services publications across the world. He holds degrees in Mathematics and Economics from Lawrence University.

Kishore Mirchandani, our Chairman since our inception, is, and since January 2001 has been the Founder, President of Outsource Partners International Inc. (OPI), a global specialty firm that focuses on providing high value finance, accounting and tax outsourcing services to businesses organizations across the world, and the Chief Executive Officer of its Indian affiliate, Business Process Outsourcing Ltd. Mr. Mirchandani’s primary responsibilities at OPI are its sales and marketing efforts in the United States and management of its shared service center in India, which currently employs approximately 1,200 persons. Since 2003, Mr. Mirchandani has also served as a board member of Medusind Ltd., an Indian outsourcer of healthcare services, which currently employs approximately 1,000 employees. Prior to joining OPI, he was the founding partner of MLZ Partners LLP, a public accounting firm in New York City which was subsequently sold to Russell Bedford Stephano Mirchandani LLP in May 2002. He was also a partner with a regional accounting firm in New Jersey from 1996 to 1998. From 1977 to 1986, Mr. Mirchandani was chief operating and financial officer of St. Michel Sportswear Ltd., a large multinational distribution company in New York and was directly involved in the growth of the company from $5 million in revenues in 1978 to $50 million in revenues in 1986. Mr. Mirchandani is also an industry expert in outsourcing and offshoring, and is a frequent speaker at various seminars conducted in the United States, the United Kingdom and India on accounting, taxation and outsourcing issues for global enterprises. Mr. Mirchandani graduated from the City University, London, UK with a Bachelor of Science degree in Industrial Chemistry and also qualified as a Chartered Accountant in 1976 through his training at Deloitte & Touche, London, UK, for a period of 3 years. He is also a Fellow of the Institute of Chartered Accountants of England & Wales and has been licensed as a CPA in New York since 1983.

Lawrence Burstein has served as a member of our board of directors since our inception. Mr. Burstein is the president and a principal stockholder of Unity Venture Capital Associates Ltd., a private investment company that he founded in March 1996. For approximately ten years prior to 1996, Mr. Burstein was the president, a director and a principal stockholder of Trinity Capital Corporation, a private investment company. Trinity ceased operations prior to the formation of Unity Venture in 1996. Mr. Burstein is also Chairman of American Telecom Services, Inc., an American Stock Exchange-listed offeror of broadband (voice-over-internet protocol, or VOIP) and prepaid long distance communications services that are bundled with its digital, cordless multi-handset phones; a director of THQ, Inc., a Nasdaq National Market-listed developer and publisher of interactive entertainment software for the major hardware platforms in the home video industry; CAS Medical Systems, Inc., an OTC Bulletin Board-listed company which manufactures and markets blood pressure monitors and other disposable products principally for the neonatal market; I.D. Systems, Inc., a Nasdaq Capital Market-listed company, which designs, develops and produces a wireless monitoring and tracking system which uses radio frequency technology; and Traffix, Inc., a Nasdaq National Market-listed marketing company that develops and operates internet-based marketing programs as well as direct marketing programs. Mr. Burstein received a B.A. from the University of Wisconsin and an L.L.B. from Columbia Law School.

Gul Asrani has served as a member of our board of directors since our inception. Mr. Asrani is the Chairman of Kaymo Industries Group, a manufacturer and distributor of industrial products such as fasteners and fastener tools. Kaymo, which pioneered the manufacture of fasteners in India in 1959, is headquartered in Mumbai, with offices in major business centers including Delhi, Chennai, Bangalore, Ahmedabad, Pune and Coimbatore, among others. Mr. Asrani was instrumental in leading Kaymo Industries to become one of India’s fastest growing companies in its sector, negotiating multiple acquisitions and forging alliances with major foreign companies in the US, Europe and in Asia. Under Mr. Asrani’s leadership, Kaymo has diversified into new lines of business including the importation of luxury goods from Europe and furniture from the Far East. Mr. Asrani, who became Kaymo’s Managing Director and Chairman in 1996, is well respected by business and government leaders, and has served as a board member of several associations, including being the President of the Lion’s Club, and is actively involved in non-government organizations including AGNI (Action for Good Governance and Networking in India). He has experience in liaising with the Indian Government at the highest levels, and has extensive experience in manufacturing, finance, marketing and taxation matters in India along with extensive knowledge of the Indian industrial marketplace. Mr. Asrani holds degrees in industrial sociology, economics and law.

C.P. Krishnan Nair has served as a member of our board of directors since our inception. Captain Nair, formerly a highly decorated senior officer in the Indian Navy, is the founder and chairman of the Leela Hotel Group, one of the largest conglomerates in the Indian hospitality industry, which owns and operates 5-star hotels in Mumbai and Bangalore as well as 5-star beach resorts in Goa and Kovalem. A resort property, in development with Kempinski Hotels, Europe’s oldest luxury hotel group, is scheduled to be opened in Kumarakom in 2007. He has also pioneered Leela Group’s foray into new areas such as infrastructure development, particularly by leading the development of a state-of-the-art airport in Kerala which will have the ability to handle any kind of aircraft (including the world’s largest aircraft, the new Airbus A-380). Captain Nair has been the recipient of the Indian Prime Minister’s National Tourism Award for six years. Prior to founding the Leela Group, Captain Nair was a successful businessman in the garment industry and owned a garment export house. Captain Nair has significant experience in dealing with the Indian government at its most senior levels.

Sarat Sethi has served as a member of our board of directors since our inception. Mr. Sethi is a Portfolio Manager/Equity Analyst with, and a principal of, Douglas C. Lane & Associates, Inc. Mr. Sethi graduated magna cum laude from Lehigh University in 1992 where he was a Martindale Scholar, earning a Bachelors of Science in Business and Economics. After working as a certified public accountant at Coopers & Lybrand, Sarat graduated from Harvard Business School in 1997 with a Masters in Business Administration. Prior to joining Douglas C. Lane & Associates in January 1999, Mr. Sethi worked for JP Morgan in its Mergers & Acquisition/Corporate Finance area and was involved in numerous domestic and cross-border transactions. Mr. Sethi became a principal of the firm in 2001. He serves on Lehigh University’s Board of Trustees, as a director of Lehigh University’s Alumni Association and is a member of Lehigh University Business School’s Board of Advisors. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Sethi has been a guest on Forbes on Fox and BBC, and appears regularly on CNBC and Bloomberg TV and Radio as a market strategist and equity analyst.

Special Advisors

Daulat Dipshan, age 56, is the President of Harilela Hotels Ltd., which is owned by the Harilela Group, a Hong Kong-based investment and development company with holdings in hotels, restaurants and banks worldwide, and has been is this position for over 20 years. Mr. Dipshan oversees the Harilela Group’s operations in North America with specific responsibility for acquisitions, construction, management and operations pertaining to the Group’s hotel and real estate holdings. Mr. Dipshan was previously employed for approximately 9 years by Hyatt Hotels International, and among his other responsibilities managed the prestigious United Nations Plaza Hotel in New York City. Mr. Dipshan also serves as a part-time financial advisor to Morgan Stanley with respect to hotel investment and development. He also serves as Chairman of the ZMaya-Sheila Cyberspace Schools, where he takes an active role in the education of underprivileged children in third world countries through internet broadcasting. Mr. Dipshan holds a degree in business administration from the European University of the University of Maryland.

Indru “Andrew” Kirpalani, age 59, has been the Founder, Chief Executive Officer and President of Andrew Sportsclub, Inc., or ASC, since January 1984. Mr. Kirpalani’s experience spans over 25 years working with various organizations at different senior levels. From 1977 to 1984, Mr. Kirpalani was the vice president of sales at St. Michel Sportswear, Ltd. and was instrumental in increasing the company’s sales from its inception to revenues of over $50 million. Mr. Kirpalani’s industry experience led him to start international apparel and textile specialty firms that focused on providing high value-branded goods to specialty and major department stores. Through his international sourcing experience, Mr. Kirpalani has grown ASC’s revenues in excess of $100 million per year. Currently, Mr. Kirpalani is involved in ASC’s sales and marketing efforts in the U.S., as well as managing its various sourcing strategies in India and the Far East. He has also been an investor in several ventures, both locally and in India, one of which includes Outsource Partners International, Ltd. Mr. Kirpalani sits on the Board of LeelaSoft Ltd, a company focused on building information technology enabling services infrastructure in South India. Mr. Kirpalani majored in Business Administration at the University of Malaysia, Kuala Lumpur, Malaysia. He is a frequent speaker at various international conferences and seminars on apparel manufacturing and branding.

Chandru Jagwani, age 63, has been the Founder, Chief Executive Officer and President of Diversified Impex Corp. since January 1986. The Diversified Impex Corporation is involved in international trade finance and has clients in various industries. At Diversified Impex, Mr. Jagwani has been involved in the export of U.S. auto and off highway equipment parts to India, Latin America and the Middle East, including export with Gould/Clevite, Caterpillar, Cummins, Detroit Diesel, and International Harvester. Mr. Jagwani also has extensive international experience in exporting auto parts, steel and engineering products from India, Taiwan and Singapore. Mr. Jagwani graduated with a degree in Electrical Engineering from Jodhpur University in India and subsequently received his MBA from the University of Bridgeport, Connecticut, in 1970.

Venu Krishnan, age 50, is the Deputy Managing Director of the Leela Group of Companies, India. Mr. Krishnan joined Leela Group in 1987 as a Commercial Director and was recently promoted to Deputy Managing Director in March 2006. The Leela Group is a diversified group with interests in hospitality, apparel and textile, real estate and infrastructure development for information technology and information technology enabling services companies. As part of his responsibilities, Mr. Krishnan has been involved in the listing of the Leela Hotel venture on the Mumbai Sensex. His responsibilities include the group’s business strategy, finance, information technology development, special projects and human resources. Prior to joining the Leela Group, Mr. Krishnan worked as a management trainee at The Wallace Flour Mills Co Ltd, a flour milling group, and was promoted to general manager in 1987. Mr. Krishnan graduated from Mumbai University with a bachelors degree in Commerce in 1976.

Dr. Vijay C. Panjabi, age 69, is the President of the India Medical Association, Mumbai Chapter, and is one of the leading and most well respected medical general practitioners in India, having an established practice in Bombay for over 40 years. His line of work brings him in day-to-day contact with leading healthcare professionals and representatives of pharmaceutical companies. Dr. Panjabi served as the president of the Indian Medical Association-Mumbai Chapter. Dr. Panjabi is the Editor of the MAHIMA publication of the Indian Medical Association, circulated to over 20,000 physicians. He is also the vice president of the general practitioners association. He is the author of numerous scientific papers. Dr. Panjabi is also actively involved in the upliftment of rural areas and takes pride in giving back to society. He holds several degrees, including the M.B.B.S., D.M.B., F.C.G.P. and D.G.P.

Ramesh Hariani, age 57, is the managing director of G.R. Engineering Works Ltd., which is a part of the G.R. Group of Companies, and has been in this position since 1996. Mr. Hariani is also responsible for overseeing the operations of the G.R. Group of Companies. G.R. Engineering Works Ltd. was established 40 years ago in Mumbai, India to supply equipment to grass root refineries, petro-chemical plants and fertilizer plants. The equipment is manufactured in accordance with American and other international codes with the highest quality manufacturing process. The company also manufactures self-propelled barges for transportation of iron ore at Goa on the western coast of India, and manages an information technology industrial park at Bangalore. Mr. Hariani is a Mechanical Engineering Graduate from City University, London, U.K. with a Post Graduate Diploma in Business Management from Bradford University, U.K.

We expect our officers, directors and special advisors will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable us to successfully identify and effect a business combination with a target business in India.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during 2006, each of F. Jacob Cherian, Suhel Kanuga, Kishore Mirchandani, Lawrence Burstein, C.P. Krishnan Nair, Gul Asrani and Sarat Sethi did not file his initial statement of beneficial ownership on Form 3 on a timely basis.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that Larry Burstein, Captain Nair, Gul Asrani and Sarat Sethi, who collectively constitute a majority of our board, meet the general independence criteria set forth in the American Stock Exchange’s listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

We have established an audit committee of the board of directors, which will consist of Sarat Sethi, as chairman, C.P. Krishnan Nair and Gul Asrani, each of whom is an independent director for audit committee purposes under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
appointing, determining the compensation of, and retaining and overseeing the work of, the independent auditors (including resolving disagreements between management and the independent auditors regarding financial reporting).

•
actively engaging in dialogue with the independent auditors with respect to any disclosed relationships or services that may impact their objectivity and independence and taking, or recommending that the Board take, appropriate action to oversee the independence of the independent auditors.

•	annually reviewing the experience and qualifications of the key members of the independent auditors and the independent auditors’ quality control procedures.

•	reviewing and pre-approving all audit services and all permissible non-audit services.

•
establishing procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

•	discussing with the auditors the overall scope and plans for their audits including the adequacy of staffing and compensation.

•
discussing with management and the auditors the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risk, and legal and ethical compliance programs.

•
reviewing and discussing with management and the independent auditors (a) any material financial or non-financial arrangements of ours that do not appear on our financial statements, and (b) any transaction with parties related to us.

•
reviewing the interim financial statements with management and the independent auditors prior to the filing of our Quarterly Reports on Form 10-Q and discussing the results of the quarterly review and any other matters required to be communicated to the Committee by the independent auditors under generally accepted auditing standards.

•
reviewing with management and the independent auditors the financial statements to be included in our Annual Report on Form 10-K (or the annual report to stockholders if distributed prior to the filing of the Form 10-K), including their judgment about the quality, not just acceptability, of accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in the financial statements.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our board of directors has determined that Sarat Sethi satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which will consist of Sarat Sethi, as chairman, C.P. Krishnan Nair and Gul Asrani, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should also be aware of the following potential conflicts of interest:

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our officers and directors are now and may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

•
Our officers and directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed. Accordingly, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination.

•
The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earlier of a business combination or the distribution of the trust account to the stockholders, or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to the pre-existing fiduciary and contractual obligations discussed above.

Item 11.	Executive Compensation.

None of our officers, directors or special advisors will receive any compensation prior to the consummation of our initial business combination, except for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety incurred on our behalf and subject to reimbursement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of all Common Stock Issued and Outstanding

Kishore Mirchandani	391,573	4.3%

F. Jacob Cherian	391,573	4.3%

Suhel Kanuga	391,572	4.3%

Lawrence Burstein (2)	146,455	1.6%

C.P. Krishnan Nair	18,008	*

Gul Asrani	18,008	*

Sarat Sethi	18,008	*

All directors and executive officers as a group (7 individuals)	1,375,197 (3)	15.2%

Israel A. Englander (4)	810,700	9.0%

Andrew M. Weiss (5)	823,600	9.0%

Fir Tree, Inc. (6)	896,800	1.0%

* Represents less than 1% of the outstanding shares.

(1)	Unless otherwise indicated, the address for all officers and directors is c/o Millennium India Acquisition Company Inc., 330 East 38th Street, Suite 46C, New York, New York 10016.

(2)	Includes 10,000 shares of common stock owned by Unity Venture Capital Associates Ltd., a private investment company, of which Mr. Burstein is President and a principal stockholder.

(3)
Excludes an aggregate of 77,863 shares of common stock, held by Daulat Dipshan, Dr. Vijay C. Panjabi, Dr. Kurian P. Abraham, Indru Kirplani, Chandru Jagwani, Venu Krishnan and Ramesh Hariani, our special advisors.

(4)
Based on information contained in an amended Schedule 13G jointly filed by Millenco, L.L.C., Millennium Management, L.L.C. and Israel A. Englander on February 7, 2007. The address of Millenco, L.L.C. is c/o Millennium Management, L.L.C., 666 Fifth Avenue, New York, NY 10103.  Millennium Management, L.L.C. is the general partner of Millenco, L.P.  Israel A. Englander is the Managing Member of Millennium Management, L.L.C.

(5)
Based on information contained in an amended Schedule 13G jointly filed by Weiss Asset Management, LLC, Weiss Capital, LLC and Andrew M. Weiss on February 14, 2007.  The address for all three filers is 29 Commonwealth Avenue, 10th Floor, Boston, MA 02116.

(6)
Based on information contained in a Schedule 13G jointly filed by Sapling, LLC, Fir Tree Recovery Master Fund, L.P. and Fir Tree, Inc. on March 9, 2007.  Fir Tree, Inc. is the investment manager for Fir Tree Recovery Master Fund and Sapling, LLC. The address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

Our existing stockholders, collectively, beneficially own approximately 15.2% of the issued and outstanding shares of our common stock. None of our existing stockholders purchased our securities in the initial public offering nor has done so to date. Because of this ownership block held by our existing stockholders, such individuals may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

All of the shares of our common stock outstanding immediately prior to the initial public offering are being held in escrow with American Stock Transfer & Trust Company as escrow agent, until the earliest of:

•	our liquidation; and

•
six months after the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating our initial business combination with a target business.

During the escrow period, the holders of the shares will not be able to sell or transfer its shares of common stock (except to a child and/or spouse, or trust established for its benefit), but will retain all other rights as our stockholders, including, without limitation the right to vote their shares of common stock, subject to their agreement to vote all of their shares of common stock owned by them immediately prior to the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them immediately prior to the initial public offering.

In addition, in connection with the vote required for our initial business combination, all of our existing stockholders have agreed, pursuant to letter agreements with the Representative, to vote the shares of common stock owned and acquired by them prior to the initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders, including purchasers in our private placement offering.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Prior to our initial public offering on July 20, 2006, we issued 1,812,500 shares of common stock for $25,000 in cash, or a purchase price of approximately $0.01 per share. These shares were issued to the individuals set forth below, as follows:

Name	Number of Shares of Common Stock	Relationship to Us

Kishore Mirchandani	520,039 (1)	Chairman and Director

F. Jacob Cherian	520,039 (1)	President, Chief Executive Officer and Director

Suhel Kanuga	520,038 (1)	Executive VP, Chief Financial Officer, Treasurer, Secretary & Director

Lawrence Burstein	171,345	Director

Gul Asrani	18,008	Director

C.P. Krishnan Nair	18,008	Director

Sarat Sethi	18,008	Director

Daulat Dipshan	9,005	Advisor

Dr. Vijay C. Panjabi	9,005	Advisor

Dr. Kurian P. Abraham	9,005	Advisor

(1)	Does not reflect the resale of approximately 112,703 shares by each of our founders and 21,330 shares by Mr. Burstein for an aggregate of 359,439 shares, as described below.

Messrs. Mirchandani, Cherian, Kanuga and Burstein sold an aggregate of 50,850 shares to Venu Krishnan, Indru Kirplani, Chandru Jagwani and Ramesh Hariani prior to the date of the initial public offering.

Each of the individuals set forth above has agreed, pursuant to a letter agreement between them and Ladenburg Thalmann & Co., not to sell any of the foregoing securities until the completion of a business combination. In addition, these holders of our common stock outstanding prior to the initial public offering, have agreed to waive their respective right to participate in any liquidation distribution with respect to shares of common stock acquired by them prior to the initial public offering.

Prior to the date of the initial public offering, we privately sold 2,250,000 warrants, at a price of $1.00 per warrant, for an aggregate of $2,250,000 to our existing stockholders, including to our officers, certain of our directors, other persons who owned shares of our common stock prior to such sale, and, in some instances, to their respective affiliates. Certain of our officers, directors, special advisors and their respective affiliates purchased an aggregate of 1,950,000 warrants at a price of $1.00 per warrant in the private placement. The 23 purchasers in our private placement included six persons other than our officers, directors, initial stockholders and their respective affiliates. Although such six persons were accredited investors within the meaning of Rule 501 of Regulation D promulgated under the Act, a court may take the position that such private placement was not conducted in accordance with any exemption from the registration requirements of Section 5 of the Act.

All of the proceeds we received from the sale of these private placement warrants, together with the monies received from our sale of units in the initial public offering, were placed in the trust account upon the consummation of the initial public offering and are intended to be used to consummate a business combination. The privately placed warrants are identical to the warrants offered in the initial public offering except that they are subject to lock up agreements restricting their sale until after the completion of a business combination, and they may be exercised on a cashless basis. In addition, the purchasers of the private placement warrants have waived their right to receive distributions upon our liquidation prior to a business combination with respect to the shares of common stock underlying the privately placed warrants.

In connection with our sale of warrants, our founders and Mr. Burstein resold 359,439 shares of common stock, at a price of $0.01 per share, to affiliated and non-affiliated purchasers in the private placement. The resale of 359,439 shares of common stock by Messrs. Mirchandani, Cherian, Kanuga and Burstein occurred concurrently with the sale of the private placement warrants on the basis of 10,000 shares of common stock for each 50,000 warrants purchased by those persons other than Messrs. Mirchandani, Cherian, Kanuga and Burstein. The purpose of this transaction was to encourage investors to participate in our private placement offering. The 359,439 shares of common stock were resold by Messrs. Mirchandani, Cherian, Kanuga and Burstein pursuant to the so-called Section 4(1 1/2) exemption from registration under the Securities Act. Such selling stockholders may be deemed to be underwriters under the Securities Act. A court may take the position that the resale of 60,000 shares of such shares of common stock to persons other than our officers, directors and initial stockholders may not have been conducted in accordance with the registration requirements of Section 5 of the Securities Act affording the purchasers of such shares the right to rescind such shares as a remedy to the failure to register these securities. These rescission rights, if any, may require the selling stockholders to refund up to an aggregate of $600, plus interest, to such persons. These privately purchased shares are held in escrow with the other existing stockholders’ shares and subject to the same restrictions. Any resale of these privately purchased shares must be registered under the Securities Act and any such resale cannot occur until six months after the consummation of a business combination.

We consider Messrs. Mirchandani, Cherian and Kanuga to be our “promoters” as such term is defined within the rules promulgated by the SEC under the Securities Act.

Our founders advanced an aggregate of $148,000 to us, which was used to pay a portion of the expenses of the initial public offering including SEC registration fee, NASD filing fee, the non-refundable portion of the American Stock Exchange listing fee, and a portion of the non-accountable expense allowance, legal and audit fees and expenses. The loans were repaid out of the proceeds of the initial offering that was not placed in the trust.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to the Company by J.H. Cohn LLP for fiscal year 2006:

Fiscal Year 2006
Audit fees	$97,000

Audit-related fees	—

Tax fees	—

All other fees	—

Total	$97,000

Audit fees relate to services rendered to us for (i) audits of our annual financial statements, (ii) reviews of our quarterly financial statements, and (iii) the issuance of comfort letters and consents and other matters related to SEC filings.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by our independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation (1)

3.1	Registrant’s Bylaws (1)

3.2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Form of Unit Purchase Option granted to the Representative of the Underwriters (1)

4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (1)

10.1	Form of Investment Management Trust Agreement between The Bank of New York and the Registrant (1)

10.2	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Existing Stockholders (1)

10.3	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and each of Kishore Mirchandani, Lawrence Burstein, C.P. Krishnan Nair, Gul Asrani, and Sarat Sethi (1)

10.4	Form of Promissory Note issued by the Registrant to each of F. Jacob Cherian, Suhel Kanuga and Kishore Mirchandani (1)

10.5	Form of Registration Rights Agreement among the Registrant and each of the existing stockholders (1)

10.6	Form of Letter Agreement among the Registrant, Ladenburg Thalmann & Co. Inc. and each of F. Jacob Cherian and Suhel Kanuga (1)

14.1	Code of Ethics (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications

(1)	Attached as an Exhibit to The Company’s Form S-1 (Registration No.: 333-133189) initially filed on April 10, 2006, as amended, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Millennium India Acquisition Company Inc.

We have audited the accompanying balance sheet of Millennium India Acquisition Company Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from inception (March 15, 2006) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium India Acquisition Company Inc. as of December 31, 2006, and its results of operations and cash flows for the period from inception (March 15, 2006) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP

Jericho, New York
March 29, 2007

Millennium India Acquisition Company Inc.
Balance Sheet
December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$443,516
U.S. Government Securities held in Trust Fund	57,004,924
Total current assets	57,448,440

Other Assets	14,314
Total assets	$57,462,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$101,364
Income taxes payable	194,000
Deferred underwriting fees	1,557,500
Total liabilities	1,852,864
Common stock, subject to possible conversion to cash (1,449,275 shares at conversion value)	11,326,834
Value of private placement warrants, subject to possible rescission	2,250,000

Commitments

Stockholders’ Equity:
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—
Common stock, par value $.0001 per share, 45,000,000 shares authorized, 7,613,225 shares issued and outstanding	761
Additional paid-in-capital	44,371,165
Accumulated deficit	(2,338,870)

Total stockholders’ equity	42,033,056

Total liabilities and stockholders’ equity	$57,462,754

See Accompanying Notes to Financial Statements

Millennium India Acquisition Company Inc.
Statement of Operations
For the period from inception (March 15, 2006) to December 31, 2006

Revenue:
Interest income	$11,665
Interest income on Trust Fund	1,270,296
Total revenue	$1,281,961

Operating expenses:
General and administrative expenses	726,282
Charge related to sale of common stock	2,700,549
Total operating expenses	(3,426,831)

Loss before provision for income taxes	(2,144,870)

Provision for income taxes	194,000

Net loss for the period	$(2,338,870)

Weighted average number of shares outstanding:
Basic and diluted	8,149,117

Net loss per share:
Basic and diluted	$(0.29)

See Accompanying Notes to Financial Statements

Millennium India Acquisition Company Inc.
Statement of Stockholders’ Equity
From inception (March 15, 2006) to December 31, 2006

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance, March 15, 2006 (inception)	—	$—	$—	$—	$—	$—
Issuance of Common Stock to initial stockholders	1,753,496	175	24,825	—	—	25,000
Issuance of Common Stock to initial stockholders	371,504	37	2,704,512	—	—	2,704,549
Rescission of issuance of common stock to initial stockholders	—	—	2,700,549	(2,704,549)	—	(4,000)
Cancellation of Common Stock to initial stockholders	(371,504)	(37)	(2,704,512)	2,704,549	—	—
Issuance of 0.211865 to 1 common stock dividend	371,504	37	(37)	—	—	—
Contribution of 312,500 shares of Common Stock by initial stockholders	—	—	2,275,000	(2,275,000)	—	—
Cancellation of Common Stock from initial stockholders	(312,500)	(31)	(2,274,969)	2,275,000	—	—
Proceeds from sale of the Unit Purchase Option	—	—	100	—	—	100
Sale of 7,250,000 units through public offering net of underwriter’s discount and offering expenses and net of proceeds of $11,326,834 allocable to 1,449,275 shares of common stock, subject to possible conversion	5,800,725	580	41,645,697	—	—	41,646,277
Net loss for the period	—	—	—	—	(2,338,870)	(2,338,870)

Balance, December 31, 2006	7,613,225	$761	$44,371,165	$—	$(2,338,870)	$42,033,056

See Accompanying Notes to Financial Statements

Millennium India Acquisition Company Inc.
Statement of Cash Flows
For the period from inception (March 15, 2006) to December 31, 2006

OPERATING ACTIVITIES
Net loss for the period	$(2,338,870)
Adjustment to reconcile net loss to net cash provided by operating activities:
Charge related to sale of common stock	2,700,549
Changes in operating assets and liabilities:
Accrued interest income on Trust Fund	(342,424)
Other assets	(14,314)
Accounts payable and accrued expenses	101,364
Income taxes payable	194,000
Net cash provided by operating activities	300,305

INVESTING ACTIVITIES
Cash contributed to Trust Fund	(56,662,500)
Net cash used in investing activities	(56,662,500)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from issuance of common stock to initial stockholders	4,000
Recission of issuance of common stock to initial stockholders	(4,000)
Proceeds from notes payable to initial stockholders	144,000
Payment of notes payable to initial stockholders	(144,000)
Proceeds from issuance of warrants	2,250,000
Proceeds from sale of Unit Purchase Option	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock, subject to possible conversion	11,326,834
Net proceeds from sale of units through public offering allocable to:
Deferred underwriting fees	1,557,500
Stockholders’ equity	41,646,277

Net cash provided by financing activities	56,805,711

Net increase in cash and cash equivalents	443,516

Cash and Cash Equivalents
Beginning of period	—
End of period	$443,516

Supplemental disclosure of non-cash activity:
Fair value of unit purchase option included in offering costs	$1,535,000
Effect on paid-in capital of recission and cancellation of issuance of common stock to initial stockholders, net	$(3,963)
Effect on paid-in capital of contribution and cancellation of 312,500 shares of common stock to initial stockholders	$31

See Accompanying Notes to Financial Statements

Millennium India Acquisition Company Inc.
Notes to Financial Statements

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

Millennium India Acquisition Company Inc.
Notes to Financial Statements

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

NOTE 2 — OFFERING

In the Offering, effective July 19, 2006 (closed on July 25, 2006), the Company sold to the public 7,250,000 Units (the “Units”) at a price of $8.00 per Unit. Proceeds from the Offering, totaled approximately $52.9 million, which was net of approximately $3.5 million in underwriting and other Offering expenses paid in cash at the closing and approximately $1.6 million in deferred underwriting fees (see Note 4). Each Unit consists of one share of the Company’s common stock and one warrant (a “Public Warrant”) (see Note 7).

The Company also sold to the Representative, for an aggregate of $100, an option (the “Unit Purchase Option” or “UPO”) to purchase up to a total of 500,000 additional Units (see Note 7).

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Millennium India Acquisition Company Inc.
Notes to Financial Statements

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

The Company experienced a loss for the period from inception (March 15, 2006) to December 31, 2006. Accordingly, the effect of the assumed exercise of all 9,500,000 outstanding warrants to purchase common stock and the outstanding UPO to purchase 500,000 units would be anti-dilutive and has been excluded from the calculation of diluted loss per share.

Fair Value of Financial Instruments—The fair values of the Company’s assets and liabilities that qualify as financial instruments under the Statement of Financial Accounting Standard (“SFAS”) No. 107 “Disclosure About Fair Value of Financial Instruments” approximate their carrying amounts presented in the balance sheet at December 31, 2006.

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

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements— In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.  FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe the adoption of FIN 48 will have a material impact, if any, on its financial statements.

Millennium India Acquisition Company Inc.
Notes to Financial Statements

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  This Statement provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have a material impact, if any, on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities.  SFAS No. 159 will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.  SFAS No. 159 is effective for fiscal years after November 15, 2007.  SFAS No. 159 also allows early adoption provided that the entity also adopts the requirements of SFAS No. 157.  The Company does not believe the adoption of SFAS No. 159 will have a material impact, if any, on its financial statements.

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

Millennium India Acquisition Company Inc.
Notes to Financial Statements

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

NOTE 5 — INCOME TAXES

Provision for income taxes consists of:

From Inception (March 15, 2006) to December 31, 2006
Current – Federal	$194,000

The Company’s effective tax rate approximates the federal statutory rate.

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rates for federal to loss before provision for income taxes for the reasons set forth below for the year ended December 31, 2006.

Statutory federal income tax rate	(34)%
Non-deductible expenses and other	43%
Effective tax rate	9%

 The Company’s effective tax rate differs from the federal statutory rate as a result of non-deductible expenses and other deductions comprising primarily of a charge related to the sale of the Company’s common stock included on the accompanying statement of operations that will never be deductible from the Company’s computation of taxable income.

Included in general and administrative expenses for the period from inception (March 15, 2006) to December 31, 2006 are $44,770 of expenses related to Delaware franchise tax.

NOTE 6 — CAPITAL STOCK

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

Millennium India Acquisition Company Inc.
Notes to Financial Statements

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

Millennium India Acquisition Company Inc.
Notes to Financial Statements

NOTE 7 — WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Public Warrants

Each Public Warrant sold in the Offering will be exercisable for one share of common stock. Except as set forth below, the Public Warrants will entitle the holder to purchase shares at $6.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of a Business Combination and (b) July 19, 2007, and ending July 19, 2010. The Company has the ability to redeem the Public Warrants with the prior consent of the Representative, in whole or in part, at a price of $.01 per Public Warrant at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

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

Unit Purchase Option

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

Millennium India Acquisition Company Inc.
Notes to Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

MILLENNIUM INDIA ACQUISITION COMPANY INC.

Date March 30, 2007	By:	/s/ F. Jacob Cherian F. Jacob Cherian
Chief Executive Officer and President
(Principal Executive and Financial Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. Jacob Cherian F. Jacob Cherian	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ Suhel Kanuga Suhel Kanuga	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial & Accounting Officer)	March 30, 2007

Kishore Mirchandani	Chairman and Director

/s/ Lawrence Burstein Lawrence Burstein	Director	March 30, 2007

Sarat Sethi	Director

/s/ Gul Asrani Gul Asrani	Director	March 30, 2007

C.P. Krishnan Nair	Director