Form 10-Q
period 2007-03-31
Millennium India Acquisition CO Inc.
filed 2007-05-15
CIK 1358656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

*	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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

As of May 10, 2007, 9,062,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Millennium India Acquisition Company, Inc.
Condensed Balance Sheets

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)	(Note 2)

Current Assets:
Cash and cash equivalents	$893,279	$443,516
U.S. Government Securities held in Trust Fund	57,079,944	57,004,924
Total current assets	57,973,223	57,448,440
Other assets	17,874	14,314
Total assets	$57,991,097	$57,462,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$650,119	$101,364
Income taxes payable	194,000	194,000
Deferred underwriting fees	1,557,500	1,557,500
Total liabilities	2,401,619	1,852,864

Common stock, subject to possible conversion to cash (1,449,275 shares at conversion value)	11,326,834	11,326,834
Value of private placement warrants, subject to possible rescission	2,250,000	2,250,000

Commitments

Stockholders’ Equity:
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	–	–
Common stock, par value $.0001 per share, 45,000,000 shares authorized, 7,613,225 shares issued and outstanding	761	761
Additional paid-in capital	44,371,165	44,371,165
Accumulated deficit	(2,359,282)	(2,338,870)
Total stockholders’ equity	42,012,644	42,033,056
Total liabilities and stockholders’ equity	$57,991,097	$57,462,754

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company, Inc.
Condensed Statements of Operations

	For the three months ended March 31, 2007	From inception (March 15, 2006) to March 31, 2006
Revenue:	(unaudited)	(Note 2)
Interest income	$6,437	$–
Interest income on Trust Fund	760,636	–
Total revenue	767,073	–

Operating Expenses:
General and administration expenses	787,485	–
Formation and operating costs	–	5,500
Total operating expenses	(787,485)	(5,500)

Loss before provision for income taxes	(20,412)	(5,500)

Provision for income taxes	–	–

Net loss	$(20,412)	$(5,500)

Weighted average number of shares outstanding:
Basic	9,062,500	1,812,500
Diluted	9,062,500	1,812,500

Net Loss per share:
Basic	$–	$–
Diluted	$–	$–

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company, Inc.
Condensed Statements of Cash Flows

	For the three months ended March 31, 2007	From inception (March 15, 2006) to March 31, 2006
OPERATING ACTIVITIES	(unaudited)	(Note 2)
Net loss	$(20,412)	$(5,500)
Changes in operating assets and liabilities:
Interest income on Trust Fund	(75,020)	–
Other assets	(3,560)	–
Accounts payable and accrued expenses	548,755	2,504
Net cash provided by (used in) operating activities	449,763	(2,996)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	–	25,000
Proceeds from note payable to initial stockholders	–	62,500
Deferred registration costs	–	(59,502)
Net cash provided by financing activities	–	27,998

Net increase in cash and cash equivalents	449,763	25,002

Cash and Cash Equivalents
Beginning of period	443,516	–
End of period	$893,279	$25,002

Supplemental disclosure of non-cash activity:
Accrued registration costs	$–	$161,462

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements

NOTE 1 —  DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities—Millennium India Acquisition Company Inc. (the “Company”) was incorporated in Delaware on March 15, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar transaction (a “Business Combination”) with a currently unidentified operating business or businesses that have operations primarily in India (a “Target Business”).

NOTE 2 —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements—The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, the financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.  Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or for any subsequent period.  These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006 included in its 2006 Form 10-K filed with the SEC on March 30, 2007.  The audited balance sheet as of December 31, 2006 is derived from those statements.  The period from inception (March 15, 2006) to March 31, 2006 was audited and reflected in the financial statements of the Company’s registration statement filed with the SEC on Form S-1/A on May 18, 2006.

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Net Loss Per Share—Basic loss per share is computed by dividing the loss by the weighted average common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding is increased to include additional shares from the assumed exercise of warrants, if dilutive. The number of additional shares is calculated by assuming that the outstanding warrants were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

The Company experienced a loss for the period from January 1, 2007 to March 31, 2007 and for the period from inception (March 15, 2006) to March 31, 2006.  Accordingly, the effect of the assumed exercise of all 9,500,000 outstanding warrants to purchase common stock and the outstanding UPO to purchase 500,000 units would be anti-dilutive and have been excluded from the calculation of diluted loss per share.

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements

Income Taxes—The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

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

New Accounting Pronouncements— In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an effect on the Company’s balance sheets, statements of operations or cash flows.

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

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements

NOTE 3 —  INCOME TAXES

No provision for state and local income taxes has been made since the Company was formed as a vehicle to effect a Business Combination and, as a result, does not conduct operations and is not engaged in a trade or business in any state.  The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.  As of March 31, 2007, the Company recorded a valuation allowance of approximately $5,400 as it is unlikely that some or all of the deferred tax assets will be realized.

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed financial statements and footnotes thereto contained in this report.

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

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 1 of the financial statements included in our Annual Report on Form 10-K (File number 001-32931) for the year ended December 31, 2006 filed with the SEC on March 30, 2007 (our “2006 Annual Report”).

Upon the closing of our initial public offering, we sold and issued an option, for $100, to the representative of the underwriters, to purchase up to 500,000 units, at an exercise price of $10.80 per unit. For a description of the representative’s purchase option, we refer you to Note 7 of the financial statements included in our 2006 Annual Report.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Results of Operations

Net loss for the three months ended March 31, 2007 of $20,412 consisted of interest income on the Trust Fund investment of $760,636 and interest on cash and cash equivalents of $6,437, offset by general and administrative expenses of $787,485, which includes professional fees of $594,020, travel and entertainment expenses of $118,797, rent and office expenses of $39,008, Delaware franchise tax of $17,800, and $17,860 related to other operating expenses.

Net loss for the period from inception (March 15, 2006) to March 31, 2006 of $5,500 consisted of professional fees of $5,500 related to formation and operating costs.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

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

Date:       May 15, 2007