Form 10-Q
period 2007-06-30
Millennium India Acquisition CO Inc.
filed 2007-08-13
CIK 1358656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer *	Accelerated filer *	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  *

As of August 9, 2007, 9,062,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Millennium India Acquisition Company, Inc.
Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$1,241,933	$443,516
U.S. Government Securities held in Trust Fund	57,161,795	57,004,924
Total current assets	58,403,728	57,448,440
Deferred acquisition costs	153,166	—
Other assets	13,110	14,314
Total assets	$58,570,004	$57,462,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$670,213	$101,364
Accrued acquisition costs	116,546	—
Income taxes payable	339,090	194,000
Deferred underwriting fees	1,557,500	1,557,500
Total current liabilities	2,683,349	1,852,864
Common stock, subject to possible conversion to cash (1,449,275 shares at conversion value) (Note 4)	11,419,500	11,326,834
Value of private placement warrants, subject to possible rescission	2,250,000	2,250,000

Commitments

Stockholders’ Equity:
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 45,000,000 shares authorized, 7,613,225 shares issued and outstanding (excluding 1,449,275 shares subject to possible conversion)	761	761
Additional paid-in capital	44,278,499	44,371,165
Accumulated deficit	(2,062,105)	(2,338,870)
Total stockholders’ equity	42,217,155	42,033,056
Total liabilities and stockholders’ equity	$58,570,004	$57,462,754

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company, Inc.
Condensed Statements of Operations

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	From inception (March 15, 2006) to June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Interest income	$10,683	$—	$17,119	$—
Interest income on Trust Fund	737,628	—	1,498,264	—
Total revenue	748,311	—	1,515,383	—

Operating expenses:
General and administrative expenses	314,461	—	1,093,528	—
Formation and operating costs	—	32,212	—	37,712
Charge related to sale of common stock	—	2,700,549	—	2,700,549
Total operating expenses	(314,461)	(2,732,761)	(1,093,528)	(2,738,261)

Income (Loss) before provision for income taxes	433,850	(2,732,761)	421,855	(2,738,261)

Provision for income taxes	145,090	—	145,090	—

Net income (loss)	288,760	(2,732,761)	276,765	(2,738,261)

Accretion of Trust Fund relating to common stock, subject to possible conversion to cash (Note 4)	(92,666)	—	(92,666)	—

Net income (loss) accorded to common stockholders	$196,094	$(2,732,761)	$184,099	$(2,738,261)

Weighted average number of shares outstanding
Basic	7,613,225	1,812,500	7,613,225	1,812,500
Diluted	9,498,117	1,812,500	9,498,117	1,812,500

Net income (loss) per share:
Basic	$0.03	$(1.51)	$0.02	$(1.51)
Diluted	$0.02	$(1.51)	$0.02	$(1.51)

Number of shares outstanding subject to possible conversion, basic and diluted	1,449,275	—	1,449,275	—

Net income per share subject to possible conversion, basic and diluted	$0.06	—	$0.06	—

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company, Inc.
Condensed Statements of Cash Flows

	For the six months ended June 30, 2007	From inception (March 15, 2006) to June 30, 2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$276,765	$(2,738,261)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Charge related to sale of common stock	—	2,700,549
Changes in operating assets and liabilities:
Accrued interest income on Trust Fund	(156,871)	—
Other assets	1,204	—
Deferred acquisition costs	(36,620)	—
Accounts payable and accrued expenses	568,849	40,514
Income taxes payable	145,090	—
Net cash provided by operating activities	798,417	2,802

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	29,000
Proceeds from notes payable to initial stockholders	—	144,000
Proceeds from sale of warrants	—	2,250,000
Payment of registration costs		(142,403)
Net cash provided by financing activities	—	2,280,597

Net increase in cash and cash equivalents	798,417	2,283,399

Cash and Cash Equivalents
Beginning of period	443,516	—
End of period	$1,241,933	$2,283,399

Supplemental disclosure of non-cash activity:
Accrued acquisition costs	$116,546	$—
Accrued registration costs	$—	$356,462

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements
NOTE 1 —  DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities– Millennium India Acquisition Company Inc. (the “Company”) was incorporated in Delaware on March 15, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar transaction (a “Business Combination”) with an operating business or businesses that have operations primarily in India (a “Target Business”).

On May 12, 2007, the Company entered into two substantially identical share subscription agreements to acquire a 14.9% equity interest in each of SMC Global Securities Limited and SAM Global Securities Limited, that collectively comprise the SMC Group of Companies (“SMC”), for the aggregate fixed sum of INR 1,638,996,077, or approximately $40.57 million at an exchange rate of $1.00 = INR 40.40 as of August 9, 2007 using the Noon Buying Rate of the Federal Reserve Bank of New York.  On June 6, 2007, the Company acquired options, exercisable within one month of the closing of the share acquisition transaction, to require SMC to initiate regulatory approval proceedings that would permit SMC to issue Global Depositary Shares, in which issuance the Company has the right to subscribe to such number of Global Depositary Receipts as would provide the Company, on conversion of the Global Depositary Shares into equity shares, at the same valuation, with an additional 6% equity interest in SMC.

NOTE 2 —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements– The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of our management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006 included in its annual report on Form 10-K filed with the SEC on March 30, 2007. The balance sheet data as of December 31, 2006 included in this Form 10-Q is derived from those audited financial statements.

Cash and Cash Equivalents– Cash and cash equivalents are deposits with financial institutions as well as short term money market instruments with maturities of three months or less when purchased.

Deferred Acquisition Costs– Costs related to proposed acquisitions are capitalized.  In the event the acquisition does not occur, the costs are expensed.

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements

Net Income (Loss) Per Share– Net income (loss) per share is computed based on the weighted average number of shares of common stock and common stock, subject to conversion outstanding.

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by their weighted average number of common shares outstanding during the period. Calculation of the weighted average common shares outstanding during the period is based on 2,125,000 initial shares outstanding throughout the period from March 15, 2006 (inception) to June 30, 2007, 312,500 initial shares cancelled by the Company on July 20, 2006 (retroactively restated to July 25, 2006) and 7,250,000 common shares outstanding after the completion of the Offering on July 25, 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of Trust Fund relating to common stock subject to possible conversion by 1,449,275 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Income Taxes– The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Reclassifications– Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates– The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements–  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an effect on the Company’s balance sheets, statements of operations or cash flows.

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

Millennium India Acquisition Company Inc.
Notes to Condensed Financial Statements

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

NOTE 4 —  STOCKHOLDERS’ EQUITY

    For the six months ended June 30, 2007, Trust Fund interest income accretion of $92,666 was allocated to common stock, subject to possible conversion to cash on the accompanying condensed balance sheets and a corresponding debit of $92,666 was recorded to additional paid-in capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. An example of these risks include general business conditions, economic uncertainty or slowdown, and the effects of governmental regulation that could adversely affect our future results of operations.

We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this quarterly report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

The following discussion should be read in conjunction with our condensed financial statements and footnotes thereto contained in this report.

Overview

We were formed on March 15, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business or businesses operating primarily in India.

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

For additional information concerning the proceeds generated in our initial public offering and a discussion of the intended use of such proceeds, we refer you to Note 1 of the financial statements included in our Annual Report on Form 10-K (File Number 001-32931) for the year ended December 31, 2006 filed with the SEC on March 30, 2007 (our “2006 Annual Report”).

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

On May 12, 2007, we entered into two substantially identical share subscription agreements to acquire a 14.9% equity interest in each of SMC Global Securities Limited and SAM Global Securities Limited, that collectively comprise the SMC Group of Companies (“SMC”), for the aggregate fixed sum of INR 1,638,996,077, or approximately $40.57 million at an exchange rate of $1.00 = INR 40.40 as of August 9, 2007 using the Noon Buying Rate of the Federal Reserve Bank of New York.  On June 6, 2007, we acquired options, exercisable within one month of the closing of the share acquisition transaction, to require SMC to initiate regulatory approval proceedings that would permit SMC to issue Global Depositary Shares, in which issuance we would have the right to subscribe to such number of Global Depositary Receipts as would provide us, on conversion of the Global Depositary Shares into equity shares, at the same valuation, with an additional 6% interest in SMC.

  Results of Operations

Net income for the three months ended June 30, 2007 of $288,760 consisted of interest income on the Trust Fund investment of $737,628 and interest on cash and cash equivalents of $10,683, offset by general and administrative expenses of $314,461, which includes professional fees of $76,854, travel and entertainment expenses of $154,577, rent and office expenses of $35,530, Delaware franchise tax of $18,200, and $29,300 related to other operating expenses.

For the three months ended June 30, 2006, we had a net loss of $2,732,761 which consisted of a charge related to the sale of common stock of $2,700,549, general and administrative expenses of $32,212, which includes professional fees of $27,500, Delaware franchise tax of $4,364, and $348 related to other operating expenses.

Net income for the six months ended June 30, 2007 of $276,765 consisted of interest income on the Trust Fund investment of $1,498,264 and interest on cash and cash equivalents of $17,119, offset by general and administrative expenses of $1,093,528, which includes professional fees of $663,619, travel and entertainment expenses of $273,374, rent and office expenses of $71,411, Delaware franchise tax of $36,000, and $49,124 related to other operating expenses.

For the period from inception (March 15, 2006) to June 30, 2006, we had a net loss of $2,738,261 which consisted of a charge related to the sale of common stock of $2,700,549,

general and administrative expenses of $37,712, which includes professional fees of $33,000, Delaware franchise tax of $4,364, and $348 related to other operating expenses.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MILLENNIUM INDIA ACQUISITION COMPANY INC.

By:	/s/ F. Jacob Cherian
F. Jacob Cherian
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Suhel Kanuga
Suhel Kanuga
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date:	August 13, 2007