Form 10-Q
period 2007-09-30
Millennium India Acquisition CO Inc.
filed 2007-11-13
CIK 1358656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

330 East 38th Street, Suite 40H New York, New York 10016
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

As of November 5, 2007, 9,512,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Millennium India Acquisition Company, Inc.
Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 2)
ASSETS

Current Assets:
Cash and cash equivalents	$637,358	$443,516
U.S. Government Securities held in Trust Fund	57,574,293	57,004,924
Total current assets	58,211,651	57,448,440
Deferred acquisition costs	847,790	—
Restricted cash	137,973	—
Other assets	12,508	14,314
Total assets	$59,209,922	$57,462,754

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$768,874	$101,364
Accrued acquisition costs	787,990	—
Income taxes payable	165,993	194,000
Deferred underwriting fees	1,557,500	1,557,500
Total current liabilities	3,280,357	1,852,864

Common stock, subject to possible conversion to cash (1,449,275 shares at conversion value) (Note 4)	11,486,285	11,326,834
Value of private placement warrants, subject to possible rescission	2,250,000	2,250,000

Commitments

Stockholders’ Equity:
Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued	—	—
Common stock, par value $.0001 per share, 45,000,000 shares authorized, 7,613,225 shares issued and outstanding (excluding 1,449,275 shares subject to possible conversion)	761	761
Additional paid-in capital	44,211,714	44,371,165
Accumulated deficit	(2,019,195)	(2,338,870)
Total stockholders’ equity	42,193,280	42,033,056
Total liabilities and stockholders’ equity	$59,209,922	$57,462,754

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company, Inc.
Condensed Statements of Operations

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	From inception (March 15, 2006) to September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Interest income	$13,488	$8,082	$30,607	$8,082
Interest income on Trust Fund	502,068	491,650	2,000,332	491,650
Total revenue	515,556	499,732	2,030,939	499,732

Operating expenses:
General and administrative expenses	444,626	374,932	1,538,154	412,645
Charge related to sale of common stock	—	—	—	2,700,549
Total operating expenses	(444,626)	(374,932)	(1,538,154)	(3,113,194)

Income (loss) before provision for income taxes	70,930	124,800	492,785	(2,613,462)

Provision for income taxes	28,020	34,000	173,110	34,000

Net income (loss)	42,910	90,800	319,675	(2,647,462)
Accretion of Trust Fund relating to common stock, subject to possible conversion to cash (Note 4)	(66,786)	—	(159,451)	—

Net income (loss) accorded to common stockholders	$(23,876)	$90,800	$160,224	$(2,647,462)

Weighted average number of shares outstanding
Basic	7,613,225	5,786,459	7,613,225	2,952,601
Diluted	7,613,225	6,891,996	9,514,012	2,952,601

Net income (loss) per share:
Basic	$—	$0.02	$0.02	$(0.90)
Diluted	$—	$0.01	$0.02	$(0.90)

Number of shares outstanding subject to possible conversion, basic and diluted	1,449,275	1,449,275	1,449,275	1,449,275
Net income per share subject to possible conversion, basic and diluted	$0.05	—	$0.11	—

See Accompanying Notes to Condensed Financial Statements

Millennium India Acquisition Company, Inc.
Condensed Statements of Cash Flows

	For the nine months ended September 30, 2007	From inception (March 15, 2006) to September 30, 2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$319,675	$(2,647,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charge related to sale of common stock	—	2,700,549
Changes in operating assets and liabilities:
Accrued interest income on Trust Fund	(569,369)	(213,396)
Other assets	1,806	(14,917)
Deferred acquisition costs	(59,800)	—
Accounts payable and accrued expenses	667,510	77,454
Income taxes payable	(28,007)	34,000
Restricted cash	(137,973)	—
Net cash provided by (used in) operating activities	193,842	(63,772)

INVESTING ACTIVITIES
Cash contributed to Trust Fund	—	(56,662,500)

Net cash used in investing activities	—	(56,662,500)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	25,000
Proceeds from issuance of common stock to initial stockholders	—	4,000
Rescission of issuance of common stock to initial stockholders	—	(4,000)
Proceeds from notes payable to initial stockholders	—	144,000
Payment of notes payable to initial stockholders	—	(144,000)
Proceeds from sale of warrants	—	2,250,000
Proceeds from sale of Unit Purchase Option	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock, subject to possible conversion	—	11,326,834
Net proceeds from sale of units through public offering allocable to:
Deferred underwriting fees	—	1,557,500
Stockholder’s Equity	—	41,757,013

Net cash provided by financing activities	—	56,916,447

Net increase in cash and cash equivalents	193,842	190,175
Cash and Cash Equivalents
Beginning of period	443,516	—
End of period	$637,358	$190,175

Supplemental disclosure of non-cash activity:
Accrued acquisition costs	$787,990	$—

See Accompanying Notes to Condensed Financial Statements

Notes to the Condensed Financial Statements

NOTE 1 — DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and Activities - Millennium India Acquisition Company Inc. (the “Company”) was incorporated in Delaware on March 15, 2006 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar transaction (a “Business Combination”) with an operating business or businesses that have operations primarily in India (a “Target Business”).

On May 12, 2007, the Company entered into two substantially identical share subscription agreements to acquire a 14.9% equity interest in each of SMC Global Securities Limited (“SMC”) and SAM Global Securities Limited (“SAM”) , that collectively comprise the SMC Group of Companies (the “SMC Group” or the “Group”), for the aggregate fixed sum of INR 1,638,996,077, or approximately $41.68 million at an exchange rate of $1.00 = INR 39.32 as of October 29, 2007 using the noon buying rate of the Federal Reserve Bank of New York.  On June 6, 2007, the Company acquired options, exercisable within 30 days of the closing date of the share purchase transactions, to require the SMC Group to initiate regulatory approval proceedings that would permit the SMC Group to issue Global Depositary Receipts (GDRs), in which issuance the Company has the right to subscribe to such number of GDRs as would provide the Company, on conversion of the GDRs into equity shares, with up to an additional 6% equity interest in the SMC Group, in return for an aggregate payment of up to INR 659,998,420, or approximately $16.79 million at the October 29, 2007 exchange rate.  As the Company does not currently intend to enter into any financing in connection with such option exercise, it would only subscribe to that number of GDRs that it would be able to purchase given its then-available capital.  In this quarterly report, the Company also refers to the proposed 14.9% investment in the SMC Group as the “share purchase transactions,” and the share purchase transactions together with the possible acquisition of up to an additional 6% of the SMC Group as the “transactions.”

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007 or for any subsequent period. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006 included in its annual report on Form 10-K filed with the SEC on March 30, 2007. The balance sheet data as of December 31, 2006 included in this Form 10-Q is derived from those audited financial statements.

Cash and Cash Equivalents - Cash and cash equivalents are deposits with financial institutions as well as short term money market instruments with maturities of three months or less when purchased.

Deferred Acquisition Costs - Costs related to the proposed acquisition of a minority interest in the SMC Group are capitalized.  In the event the acquisition does not occur, the costs are expensed.

Net Income (Loss) Per Share - Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period.

Calculation of the weighted average common shares outstanding during the period is based on 2,125,000 initial shares outstanding throughout the period from March 15, 2006 (inception) to September 30, 2007, 312,500 initial shares cancelled by the Company on July 20, 2006 (retroactively restated to July 25, 2006) and 7,250,000 common shares outstanding after the completion of the Offering on July 25, 2006. Basic net income per share subject to possible conversion is calculated by dividing accretion of the Trust Fund relating to common stock subject to possible conversion by 1,449,275 common shares subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The Company experienced a loss accorded to common stockholders for the three months ended September 30, 2007.  Accordingly, the effect of the assumed exercise of all 9,500,000 outstanding warrants to purchase common stock would be anti-dilutive and has been excluded from the calculation of diluted loss per share for this period.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an effect on the Company’s balance sheets, statements of operations or cash flows.

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

NOTE 4 — STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2007, Trust Fund interest income accretion of $159,451 was allocated to common stock, subject to possible conversion to cash on the accompanying condensed balance sheets and a corresponding debit of $159,451 was recorded to additional paid-in capital.

NOTE 5 — SUBSEQUENT EVENTS

On October 16, 2007, in return for their assistance in searching for a potential target company and their advice to Millennium India during the negotiation process of the SMC Group transactions, including the extension of the deadline for the share purchase transactions to December 27, 2007, both Samta Jain & Associates and Step Two Advisors received an aggregate of 450,000 shares of our common stock as finders’ fees, of which Samta Jain received 250,000 and Step Two Advisors received 200,000 shares.

The finders have agreed to hold the shares subject to a lock-up and not to sell them within one year of the closing of the share purchase transactions.  In addition, each of Samta Jain & Associates and Step Two Advisors have (i) agreed, in connection with the proposals contained in the Company’s Preliminary Proxy Statement, filed with the SEC on August 17, 2007, and, as amended, on November 1, 2007, to vote its shares in accordance with the majority of the shares of common stock voted by the public stockholders who did not own shares immediately prior to the Company’s public offering, including purchases in its private placement; and (ii) waived its right to participate in the distribution of the trust proceeds upon liquidation of the Company.

Neither Samta Jain & Associates nor Step Two Advisors have received any fees or other consideration in excess of the 450,000 shares of common stock, except for the reimbursement of expenses incurred in connection with their services provided to the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “may,” “will,” “should,” “believes,” “expects,” “intends,” “anticipates,” “thinks,” “plans,” “estimates” “seeks,” “predicts,” “potential,” or similar expressions. We believe it is important to communicate management’s expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Preliminary Proxy Statement filed with the SEC on August 17, 2007, and as amended, on November 1, 2007, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, results of operations and financial condition. An example of these risks include general business conditions, economic uncertainty or slowdown, and the effects of governmental regulation that could adversely affect our future results of operations.

Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.  All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Except to the extent required by applicable laws and regulations, we do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this quarterly report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

The following discussion should be read in conjunction with our condensed financial statements and footnotes thereto contained in this report.

Overview

We were formed on March 15, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business or businesses operating primarily in India.

On July 25, 2006, we completed our initial public offering of 7,250,000 units at a price of $8.00 per unit. We received proceeds of $52,855,000 from our initial public offering, which was net of $3,587,500 in underwriting fees and other expenses paid in cash at the closing and deferred underwriting fees and the underwriters’ representative’s non-accountable expense allowance of $1,557,500. The deferred portion of the underwriting fees and representative’s non-accountable expense allowance will be included in additional paid-in capital and will only be paid upon our consummation of a business combination. Each unit consists of one share of our common stock and one warrant. Additionally, on June 30, 2006, we sold 2,250,000 warrants, at a price of $1.00 per warrant, for an aggregate purchase price of $2,250,000 to our officers, certain of our directors, other persons who owned shares of our common stock prior to such sale, and, in some instances, to their respective affiliates. The aggregate net proceeds of $56,662,500 from our initial public offering and our private placement offering have been placed in a trust account.

For additional information concerning the proceeds generated in our initial public offering and a discussion of the intended use of such proceeds, we refer you to Note 1 of the financial statements included in our Annual Report on Form 10-K (File Number 001 -32931) for the year ended December 31, 2006 filed with the SEC on March 30, 2007 (our “2006 Annual Report”).

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

On May 12, 2007, we entered into two substantially identical share subscription agreements to acquire a 14.9% equity interest in each of SMC Global Securities Limited (“SMC”) and SAM Global Securities Limited (“SAM”), that collectively comprise the SMC Group of Companies (the “SMC Group” or the “Group”), for the aggregate fixed sum of INR 1,638,996,077, or approximately $41.68 million at an exchange rate of $1.00 = INR 39.32 as of October 29, 2007 using the noon buying rate of the Federal Reserve Bank of New York.  On June 6, 2007, we acquired options, exercisable within 30 days of the closing date of the share purchase transactions, to require the SMC Group to initiate regulatory approval proceedings that would permit the SMC Group to issue Global Depositary Receipts (GDRs), in which issuance we would have the right to subscribe to such number of GDRs as would provide us, on conversion of the GDRs into equity shares, with up to an additional 6% equity interest in the SMC Group, in return for an aggregate payment of up to INR 659,998,420, or approximately $16.79 million at the October 29, 2007 exchange rate.  As we do not currently intend to enter into any financing in connection with such option exercise, we would only subscribe to that number of GDRs that we would be able to purchase given our then-available capital. In this quarterly report, we also refer to the proposed 14.9% investment in the SMC Group as the “share purchase transactions,” and the share purchase transactions together with the possible acquisition of up to an additional 6% of the SMC Group as the “transactions.”

Trends and Uncertainties

If the share purchase transactions with the SMC Group close, we will have a minority interest in SMC Global Securities Limited and SAM Global Securities Limited, two companies operating in the financial intermediaries market.  Accordingly, a sustained downturn in the Indian or global economy could have a negative impact on our investment in the SMC Group and therefore on our results of operations and financial condition.  It is possible that investors serviced by the SMC Group would move their investments out of the financial markets because of uncertainty.  In that case, financial intermediaries, like the SMC Group, could see a significant decline in their business and the stock of financial intermediaries would become less attractive to investors.  While these consequences of a sustained downturn in the Indian or global economy are possible, we believe that the economic size and market share held by SMC would enable to endure the downturn, enabling us to retain the value of our investment in the SMC Group.

Specific macroeconomic and industry factors relevant to us in light of our minority investment in the SMC Group include the following:

•
With a 2006 GDP of $887 billion, India is the world’s 12th  largest economy in dollar terms.  Based on real GDP growth, it is currently the second-fastest growing economy in the world.  Large inflows of foreign investment in recent months and years, however, have put, and continue to put, upward pressure on the value of the rupee relative to other currencies, including the U.S. dollar.  A strengthened rupee may negatively impact the volume of Indian exports, which may slow the rate of growth of the Indian economy.

•
According to the India Ministry of Finance, the gross domestic savings rate was at 32.4% of GDP in 2006.  Existing low domestic investment penetration levels (with less than five percent of the financial savings of Indian households invested in equity), increasing affordability of credit, a young population and rising income levels have led to a growing demand for retail financial products.

•
The introduction of new financial instruments and products and relaxation of investment limits for foreign direct investment (“FDI”) and foreign institutional investment (“FII”) has helped broaden the financial services industry over the past 15 years.  According to the Reserve Bank of India, foreign portfolio and direct investment inflows have risen significantly since economic liberalization reforms began in the early 1990s and have contributed to foreign currency reserves of $165 billion as of December 2006.  FDI inflow in the twelve months ended March 31, 2007 amounted to $15 billion and is expected to reach $25 billion in the twelve months ending March 31, 2008.

•
Trading volumes on Indian capital markets have grown from $544.1 billion in 2000-01 to $1.677 trillion in 2005-06.  The Wall Street Journal (April 2007) expects stock trading volumes in India to increase about 50% a year for the next two to three years.  Commodity trading volumes have risen at a compound annual growth rate of over 200% between 2002-03 and 2005-06.  However, recent increases in foreign investment in Indian equities have caused a rapid appreciation of Indian stock market indices and increased the risk of a “market bubble,” i.e., an overvaluation of stock.  If stocks are overvalued, or if investors generally perceive them to be overvalued, stock prices could decline, leading investors to move their capital out of the equities markets.  This would have a detrimental effect on stock brokers and other intermediaries, such as the SMC Group.

•
Indian mutual fund assets under management have grown from INR 1.53 trillion in September 2004 to INR 2.32 trillion in March 2006.  Most of the funds that dominate the sector are open-ended funds.  The government of India has stated its intention to invest a part of the pension funds of government employees in the capital markets by means of mutual funds.

•	As fewer than 20% of India’s insurable population is currently insured, the market’s potential has been estimated to have a premium income of $80 billion, covering over 300 million insured.

Results of Operations

Net income for the three months ended September 30, 2007 of $42,910 consisted of interest income on the Trust Fund investment of $502,068 and interest on cash and cash equivalents of $13,488, offset by general and administrative expenses of $444,626, which includes professional fees of $225,783, travel and entertainment expenses of $99,680, rent and office expenses of $52,463, Delaware franchise tax of $19,160, and $47,540 related to other operating expenses.

Net income for the three months ended September 30, 2006 of $90,800 consisted of interest income on the Trust Fund investment of $491,650 and interest on cash and cash equivalents of $8,082, offset by general and administrative expenses of $374,932, which includes professional fees of $74,694, travel and entertainment expenses of $105,582, relocation expenses of  $97,478, rent and office expenses of $43,150, Delaware franchise tax of $34,540, and $19,488 related to other operating expenses.

Net income for the nine months ended September 30, 2007 of $319,675 consisted of interest income on the Trust Fund investment of $2,000,332 and interest on cash and cash equivalents of $30,607, offset by general and administrative expenses of $1,538,154, which includes professional fees of $889,402, travel and entertainment expenses of $373,054, rent and office expenses of $123,874, Delaware franchise tax of $55,160, insurance expense of $37,457 and $59,207 related to other operating expenses.

Net loss for the period from inception (March 15, 2006) to September 30, 2006 was $2,647,462, which consisted of interest income on the Trust Fund investment of $491,650 and interest on cash and cash equivalents of $8,082, offset by a charge related to the sale of common stock of $2,700,549, general and administrative expenses of $412,645, which includes travel and entertainment expenses of $105,800, professional fees of $107,694, relocation expenses of $97,478, rent and offices expenses of $43,150, Delaware franchise tax of $38,904 and $19,619 related to other operating expenses.

Liquidity and Capital Resources

Of the $58 million of gross proceeds from our initial public offering (i) we deposited approximately $56,662,500 into a trust account at the closing, which amount included $2,250,000 that we received from the sale of warrants to our initial stockholders and other investors in a private placement on June 30, 2006; (ii) the underwriters received $2,792,500 as an underwriting discount and non accountable expense allowance; (iii) we retained $50,000 that was not held in the trust account; and (iv) we used $795,000 for offering expenses.

We are permitted to utilize up to $2,025,000 of cash for working capital, which includes the $50,000 transferred to us at closing of our initial public offering on July 25, 2006 and $1,975,000 of the interest earned on trust investments. The cash held outside of the trust has been and will continue to be used to provide for business, legal and accounting due diligence and structuring on prospective transactions and continuing general and administrative expenses. As of September 30, 2007, we have used $1,360,000 for such working capital expenditures.

As of September 30, 2007, our accounts payable and accrued expenses were $3,280,357 (including $1,557,500 of deferred underwriting fees and expenses, $165,993 payable for federal income taxes and approximately $88,000 still payable to our auditors).  Underwriting fees and income tax obligations are payable from the trust fund.

Our cash available outside of the trust was $637,358 as of September 30, 2007.  Since the amount of our obligations to vendors and creditors as of September 30, 2007 exceeds this amount, we have no funds remaining outside of the trust that could be used to search for a new business combination target.

If we close the share purchase transactions, the difference between the outstanding obligations to vendors and creditors and the cash available outside of the trust will be covered by the proceeds released from the trust at closing. Although we do not currently have plans for additional financing, in the event that we do not close the share purchase transactions, we will be forced to obtain additional financing, either from our initial stockholders or from third parties, if we want to pursue a new business combination transaction. We may not be able to obtain additional financing, and our initial stockholders are not obligated to provide any additional financing to us. If we are unable to obtain additional financing, we will be forced to liquidate. In the event of a liquidation, the actual per-share liquidation price could be less than $7.92 per share, the redemption value at September 30, 2007 (including interest earned on the trust account through that date). Our chief executive officer and chief financial officer have personally agreed, pursuant to letter agreement with us and the representative in our initial public offering, that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds from the trust account. We cannot assure you, however, that our chief executive officer and chief financial officer will be able to satisfy those obligations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a -7 under the Investment Company Act of 1940, so we believe that we are not currently deemed to be an investment company under the Investment Company Act.

The share purchase agreements with the SMC Group require us to pay a fixed amount in Indian rupees for the 14.90% ownership interest we seek to acquire in SMC and SAM. Between October 1, 2006 and October 26, 2007, the noon buying rate of the Federal Reserve Bank of New York has fluctuated from a high of 45.97 rupees per dollar on October 2, 2006 to a low of 38.48 rupees per dollar on October 9, 2007. Should the Indian rupee gain further in value against the U.S. dollar between now and the closing of the transactions, our purchase of the ownership interest would become more expensive for us than we might have anticipated when entering into the agreement, which could adversely affect our financial position.

Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities and any fluctuation in the foreign exchange rates that would increase the cost of the share purchase transactions.

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a -15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk.  You should carefully consider all of the material risks described below, together with the other information contained in this document and our annual report on Form 10-K for the year ended December 31, 2006, including our financial statements and related notes.  If any of the following risks materialize, our business, results of operations and  financial condition could materially suffer, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks related to the proposed purchase of a minority interest in the SMC Group

As an investment company under the Investment Company Act, we will not be able to continue our business as currently contemplated because we will be subject to restrictions on our capital structure and our ability to engage in future transactions such as mergers or buyouts.In addition, if we do not obtain exemptive relief from the SEC  from Section 12(d)(3) of the Act, we will not be able to consummate the proposed transactions and we will need to find and enter into an agreement with another target company by January 2008 or face dissolution.

Upon registration as an investment company, we will be subject to the Investment Company Act of 1940 (the 1940 Act) and the related rules, which contain detailed requirements for the organization and operation of investment companies.Among other things, the 1940 Act and the rules thereunder impose restrictions on the nature of our investments, limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options, impose governance requirements, limit permissible borrowings and impose other restrictions on capital structure, require assets to be placed with an approved custodian, and place limitations on our ability to engage in future transactions such as mergers or buyouts, and to compensate key employees. We will be required to have a board of directors comprised of at least 40% disinterested directors, that among other responsibilities will hire officers, review and approve various policies, transactions and agreements, and hire auditors. In addition, we will provide shareholder reports on a semi-annual basis pursuant to the 1940 Act and will no longer file quarterly reports on Form 10-Q, as we currently do.  We intend, however, to file or furnish unaudited financial statements of SMC and SAM on a quarterly basis.

Furthermore, we have submitted an application requesting an exemption from the provisions of Section 12(d)(3) of the 1940 Act from the SEC.  Section 12(d)(3) prohibits an investment company from investing in issuers that engage in securities-related activities, which include activities as a broker, a dealer or an underwriter.  An exemption from the general prohibition permits an investment company to acquire any security of an issuer that derives more than 15 percent of its gross revenues from securities-related activities, if immediately after the acquisition, the investment company has not invested more than 5 percent of the value of its total assets in securities of that issuer and does not own more than 5 percent of the outstanding securities of that class of the issuer’s equity securities.  The SMC Group’s activities include securities brokerage, commodities brokerage, mutual fund distribution and insurance brokerage, among others, and the SMC Group derives more than 15 percent of its gross revenues from related securities activities.  Because of the foregoing and the fact that we intend to invest all or substantially all of our assets in the SMC Group, we will not be able to consummate the proposed transactions unless the SEC permits us to do so pursuant to an exemptive order, for which we have applied but which has not yet been approved.  There can be no assurance that the SEC will grant the requested relief.  If the SEC does not grant the requested relief, we will have to enter into an agreement, agreement in principle or letter of intent with another target company by January 20, 2008, or face dissolution.

In addition, as a closed-end investment company, the market price of our common stock may be below the net asset value of our common stock. Net asset value per share is the value of all our assets, minus any liabilities, divided by the number of outstanding shares of common stock.  After completion of the proposed transactions, all or substantially all of our assets will be comprised of our investments in the equity shares of SMC and SAM, which are listed on the New Delhi stock exchange and Gauhati stock exchange, respectively, but are not traded.  Therefore, we will not be able to use market quotations to determine the value of such equity shares, which may make selling those shares at an appropriate price more difficult.

If one or more of our stockholders initiates a lawsuit against us alleging that the transactions are inconsistent with the disclosure in the prospectus relating to our initial public offering, we may be obligated to repurchase shares sold in our IPO or to pay damages.

In the prospectus included in the registration statement we filed in connection with our initial public offering (File No. 333-133189), we stated that Millennium was formed for the purpose of effecting “a merger, capital stock exchange, asset acquisition or other similar transaction with one or more businesses that have operations in India.”  The prospectus also referred to the potential business combination transaction as an “acquisition “ of an “operating business with primary operating activities in India.”  While our prospectus contemplated a variety of methodologies for consummating the business combination and did not exclude the possibility of acquiring an ownership interest of less than 50.1% in a target business, an investor may understand the term “acquisition” to mean the acquisition of a controlling interest in a target business.  If the share purchase transactions are consummated, we will be acquiring only a 14.9% interest in SMC and SAM.  In addition, our prospectus stated that our board would not propose or seek stockholder approval of amendments to certain core provisions of our certificate of incorporation relating to the business combination.  Our board is seeking to amend the definition of the term “acquisition” to clarify that the term also includes the purchase of a minority interest in an operating business.

If one or more of our stockholders claim that our registration statement included an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein not misleading, and decide to initiate a lawsuit against us on those grounds, we intend to defend ourselves vigorously.  If the stockholders are victorious in this litigation, we may be required to pay damages to them or to repurchase the shares we sold in our IPO at the original sale price, plus statutory interest from the date of sale. Furthermore, irrespective of the outcome of such litigation, we may incur significant legal expenses in defending the lawsuit and our management’s attention may be diverted as a result of the suit.

Our current executive officers and directors own shares of common stock and warrants that will be worthless if the share purchase transactions are not consummated--interests that may have influenced their decision to recommend to the shareholders approval of the share purchase proposals.

When our investors consider our board of directors’ recommendation to approve the share purchase transactions, they should keep in mind that Millennium’s executive officers, directors and affiliates have interests in the transactions that are different from, or in addition to, your interests as a stockholder.  These interests may have influenced our directors’ motivation in recommending that Millennium shareholders approve the transactions.  In particular, if the proposals are rejected and Millennium is unable to enter into a Letter of Intent or an agreement in principle with another target business by January 20, 2008, Millennium will be required to liquidate.  In that event, the shares of our common stock held by Millennium’s officers and directors and their affiliates immediately prior to our IPO will expire worthless because holders of those shares are not entitled to receive any liquidation proceeds with respect to such shares.In addition to the shares they purchased prior to the IPO, Millennium’s officers and directors and their affiliates purchased warrants, which differ from publicly-held warrants in several respects, including in the respect that holders of non-publicly-held warrants are not entitled to receive liquidation proceeds with respect to the shares of common stock underlying those warrants.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to obtain SEC exemptive relief and shareholder approval of the share purchase transactions by January 20, 2008 and have not entered into an agreement, agreement in principle or letter of intent with another target business by that date, our board of directors will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution and on such date file a proxy statement with the SEC seeking stockholder approval for such plan.  Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, net of taxes payable.  Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Because we will not be complying with Section 280, we would seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or claims that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders.We cannot assure you that we will properly assess all claims that may be potentially brought against us.  As such, our stockholders could be liable for any claims to the extent of distributions received by them in a dissolution (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such dissolution.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account or to the extent the proceeds deposited in the trust account become subject to the claims of other creditors that have higher priority than the claims of our public stockholders, we cannot assure you we will be able to return to our public stockholders at least $7.88 per share, the redemption value at June 30, 2007 (including interest earned on the trust account through that date).

We may not have sufficient capital to permit us to exercise the options with respect to the issuance of SMC and SAM Global Depositary Receipts in full or in part.

Taking into account our proposed purchase of the 14.90% equity interest in SMC and SAM and the estimated fees and expenses in connection therewith, our expected post-transaction capital levels may be insufficient to permit us to exercise the options with respect to the issuance of SMC and SAM Global Depositary Receipts (GDRs) in full or in part (depending on the number of shares converted and the value of the Indian rupee against the U.S. dollar).  As we do not currently intend to enter into any financing in connection with such option exercise, we would only subscribe to that number of GDRs we would be able to purchase given our then-available capital.

There can be no assurances that SMC, SAM and we will obtain the necessary regulatory approvals to permit us to exercise our options with respect to the issuance of SMC and SAM Global Depositary Receipts or to obtain ownership of the Global Depositary Receipts. If we do not obtain these approvals, we will be unable to obtain the additional interest in SMC and SAM  through purchase of GDRs.

The option agreements with SMC and SAM and their respective promoters grant us options to require SMC or SAM, as the case may be, to initiate regulatory approval proceedings that would permit it to issue Global Depositary Receipts (GDRs).  In that issuance, we are entitled to subscribe to that number of GDRs, as would provide us, on conversion of the GDRs into equity shares, with up to an additional 6% of the equity share capital of SMC or SAM, as the case may be.  There can be no assurances that the relevant regulatory authorities in India or elsewhere will approve SMC’s or SAM’s issuance of GDRs or our investment in the GDRs.  If we do not obtain these approvals, we will be unable to obtain an additional interest in SMC and SAM  through purchase of GDRs.

The SMC Group’s promoters will possess significant influence over virtually all matters requiring the approval of SMC Group shareholders, which will make it difficult for Millennium  to have any meaningful say in the outcome of shareholder votes.

Mr. S.C. Aggarwal and Mr. M.C. Gupta are the promoters of SMC and currently own an aggregate of  26.11% of SMC’s shares.  Mr. Ajay Garg, SMC, and SMC Share Brokers Ltd. are the promoters of SAM and currently own an aggregate of 20.9% of SAM’s shares.

Upon the expiration of those provisions of the shareholders agreement (to be executed in conjunction with the share purchase transactions) that will afford our designee upon the SMC Group’s Board of Directors the ability to effectively veto most transactions out of its ordinary course of business, SMC’s promoter group will hold 45% of SMC’s shares and SAM’s promoter group will hold 60% of SAM’s shares (applying the relative ownership percentages expected to be in place immediately following the share purchase transactions).  As a result of this high ownership percentage, the promoter group will possess significant influence over virtually all matters requiring the approval of a shareholder vote, which will make it difficult for Millennium  to have any meaningful say in the outcome of shareholder votes.

We are required by Indian law to hold our equity interest in the SMC Group for a period of one year and may sell our shares only after first offering them to the SMC Group’s principals, which means that we may be forced to retain our shares in situations where we would otherwise have opted for disposing of them.

Indian law requires us to hold our interest in the SMC Group for a period of one year and the shareholders agreement we expect to enter into will require us to offer the shares first to the principals of the SMC Group, who will have a thirty day right of first refusal to acquire such shares at our proposed sale price.  Both of those requirements limit and delay our ability to sell any of the SMC Group’s shares, which could cause us to miss an opportunity to sell them at a price favorable to us.  It should be noted that the principals’ right of first refusal will not be exercisable without our obtaining exemptive relief from the Securities and Exchange Commission (SEC).

At closing, we are required to deliver the purchase price for our interest in SMC and SAM in Indian rupees, which means that we face the risk of adverse foreign exchange movements of the rupee against the U.S. dollar in the meantime.

The share purchase agreements require us to pay a fixed amount in Indian rupees for the 14.90% ownership interest we seek to acquire in SMC and SAM.  Between October 1, 2006 and October 26, 2007, the noon buying rate of the Federal Reserve Bank of New York has fluctuated from a high of 45.97 rupees per dollar on October 2, 2006 to a low of 38.48 rupees per dollar on October 9, 2007.Should the Indian rupee gain further in value against the U.S. dollar between now and the closing of the transactions, our purchase of the ownership interest would become more expensive for us than we might have anticipated when entering into the agreement, which could adversely affect our financial position.

Risks related to the SMC Group’s industry

Market downturns or disruptions resulting in reduced trading activity may harm the SMC Group’s results of operations and reduce its profitability.

The SMC Group’s results of operations will be affected by national and global economic and political conditions, broad trends in business and finance, fluctuations in the prices of equities, commodities and derivatives and other factors that affect the trading volumes in these financial instruments in India and the level of interest in Indian business development.  Low levels of trading volume, particularly in equities, will harm the SMC Group’s profitability because of its high level of fixed costs.  Highly volatile markets furthermore increase the risk of bad debts.  Recent increases in foreign investment in Indian equities have caused a rapid appreciation of Indian stock market indices and increased the risk of a “market bubble,” i.e., the overvaluation of stock.  If stocks are overvalued, or if investors generally perceive them to be overvalued, stock prices could decline, leading investors to move their capital out of the equities markets.  This would have a detrimental effect on stock brokers and other intermediaries, such as the SMC Group.  Revenues derived from equity transactions during the years ended March 31, 2007, 2006 and 2005 accounted for approximately 57%, 58% and 54% of total revenues for the SMC Group.  A substantial portion of the balance of the revenues were derived from commodities and derivatives transactions. Since a material portion of SMC Group’s revenues are derived from equity, commodities and derivatives transactions, any change in either the existing commission rates relating to these transactions or the volume of trading in equity, commodities or derivatives could have a material impact on the profitability of the SMC Group.

The SMC Group operates in a highly-regulated industry.  New rules or changes in the rules promulgated by the regulatory authorities supervising the SMC Group’s activities and changes in the interpretation or enforcement of existing laws and rules may adversely impact the SMC Group’s business, financial condition and results of operations.

The SMC Group operates in a highly-regulated industry.  Its operations are regulated by the Securities and Exchange Board of India (SEBI), the exchanges of which it is a member, the Association of Mutual Funds in India (AMFI), the Insurance Regulatory and Development Authority (IRDA) and the Forward Market Commission (FMC).

The SMC Group’s ability to comply with applicable laws and rules is largely dependent on its internal compliance procedures, as well as on its ability to attract and retain qualified compliance personnel.  Noncompliance may subject SMC to penalties, fines and the risk of civil litigation, which could have a material adverse effect on its financial condition and results of operations.

The SMC Group’s activities and profitability may also be affected by changes in its regulatory environment when the legislature or regulatory authorities pass new laws or rules or the interpretation or enforcement of existing laws and rules changes.  Any of these actions can raise the group’s compliance burden by requiring it to spend resources to adapt to the new environment.  This can have a material adverse effect on the SMC Group’s financial condition and results of operations.

Indian financial services providers are dependent on regulatory approvals and licenses in conducting their business and the SMC Group may lose or be unable to renew valuable licenses.

The SMC Group’s securities brokerage, commodities brokerage, mutual fund distribution, and insurance brokerage activities are licensed by numerous agencies, including the SEBI, the AMFI and the IRDA.  If any one or more of its licenses is revoked for breach or violation of any condition on which the license depended or the SMC Group is unable for any reason to renew a license, it may be forced to cease operating in the affected business line until its licensed status is reinstituted.  As a result, the SMC Group’s revenues are likely to fall.  The SMC Group is currently awaiting a license from SEBI to allow it to provide portfolio management services.  If it is unable to obtain this license, it will not be able to provide these services, which will mean that a significant component of its business plan will not be implemented.

India’s financial services industry is highly competitive.

The SMC Group faces significant competition from companies seeking to attract clients’ financial assets, including traditional and online brokerage firms, mutual fund companies and institutional players, some of which have a broader distribution network, are better capitalized and have a stronger brand name than the SMC Group.  As the group enters new markets, such as the market for portfolio management services, margin funding and expanding its on-line trading activities, it will have to face competition from established companies.  The current trend towards consolidation in the financial services industry in India could further increase competition in all areas of the SMC Group’s business.  Inability to compete effectively in light of these increasing pressures may cause the SMC Group’s revenues to decline.

Political, economic, social and other factors in India and its neighbor, Pakistan, may adversely affect the SMC Group’s operations and our ability to achieve our business objective.

Since mid-1991, the Indian government has been implementing an economic structural reform program with the objective of liberalizing India’s exchange and trade policies, reducing the fiscal deficit, controlling inflation, promoting a sound monetary policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity.  A significant component of the program is the promotion of foreign investment in key areas of the economy and the further development of, and the relaxation of restrictions in, the private sector.  These policies have been coupled with the express intention to redirect the government’s central planning function away from the allocation of resources and toward the issuance of specific guidelines.  While the government’s policies have resulted in improved economic performance, there can be no assurance that the economic recovery will be sustained.  Moreover, there can be no assurance that these economic reforms will persist, and that any newly elected government will continue the program of economic liberalization of previous governments.  Any change in government may adversely affect Indian laws and policies with respect to foreign investment and currency exchange.  Furthermore, laws and policies affecting financial services companies, technology companies and other matters affecting investment in securities could also change.  Such changes in laws and economic policies could negatively affect the general business and economic conditions in India, which could in turn materially and adversely affect the SMC Group’s operations.

India has experienced terrorist attacks in the recent past and religious and border disputes persist in India and remain pressing problems.  For example, India has from time to time experienced civil unrest and hostilities with neighboring countries such as Pakistan.  The longstanding dispute with Pakistan over the border Indian state of Jammu and Kashmir, a majority of whose population is Muslim, remains unresolved.  If the Indian government is unable to control the violence and disruption associated with these tensions, especially at a time when political conditions in Pakistan are uncertain, as they currently are, the results could destabilize the economy and, consequently, materially and adversely affect the SMC Group’s operations.

Since early 2003, there have also been military hostilities and civil unrest in Afghanistan, Iraq and other Asian countries.  These events could adversely influence the Indian economy and, as a result, materially and adversely affect the SMC Group’s operations and our ability to achieve our business objective.

The Indian financial services sector is subject to extensive government regulations, including those that limit foreign ownership, which may adversely affect the Group’s operations and/or our ability to complete the share purchase or remain invested in the SMC Group.

The Indian government regulates foreign investments in the financial services sector by periodically reviewing and adjusting the permissible amount of foreign ownership.  There can be no guarantee that our management will be correct in its assessment of political and policy risk associated with investments in general and in particular in the financial services sector.  Any changes in policy could have an adverse impact on our ability to complete the share purchase and remain invested in the SMC Group.

Foreign investment in Indian securities is regulated by the Foreign Exchange Management Act, 1999, as amended (FEMA), and the Foreign Exchange Management (Transfer or Issue of Security by a Person Resident Outside India) Regulations, 2000, pursuant to which the residents of India cannot undertake any transaction with persons outside India, sell, buy, lend or borrow foreign currency, issue or transfer securities to non-residents or acquire or dispose of any foreign security without the permission (general or special) of the RBI.In addition, foreign direct investments/investments by non-resident Indians in activities of non-bank financial companies (NBFCs) must comply with minimum capitalization requirements.

In addition to these regulations governing foreign investment in India, the SMC Group is subject to a variety of other laws and regulations, particularly the Securities and Exchange Board of India Act, 1992 (SEBI Act) and rules, regulations and notifications framed thereunder, providing for the  the registration and regulation of various market intermediaries, including stock brokers, merchant bankers, portfolio managers and underwriters.  The relevant rules and regulations formulated by SEBI as well as other legislation governing the businesses of SMC Group are as follows:

•
Stock brokerage activities are regulated by the SEBI (Stock-Brokers and Sub-Brokers) Regulations, 1992 (Stock Broking Regulations), the Securities Contract (Regulation) Act, 1956 (SCRA), the Securities Contracts (Regulations) Rules, 1957 (SCRR) and the bye-laws of the stock exchanges of which the SMC Group is a member (Bye-laws).

-
The Stock Broking Regulations govern the registration and functioning of stock brokers, sub-brokers and the trading members of the stock exchanges, prescribing the criteria, standards and procedure for the registration of stock brokers, sub-brokers and persons seeking to be trading members of stock exchanges.  They also prescribe penalties for the failure to comply with the regulations laid down by SEBI.

-
SCRA: The SCRA empowers the Government of India and SEBI to make and amend rules, such as the SCRR.  The SCRA also empowers stock exchanges recognized by SEBI to frame bye-laws to regulate the conduct of their members.

-	SCRR: The SCRR, among other things, regulates the conditions of eligibility for a stock broker to be admitted to membership of a stock exchange.
-
Bye-laws: The stock brokerage business of the SMC Group is also regulated by the rules, regulations and bye-laws of the stock exchanges where it is registered as a trading member, i.e., the National Stock Exchange of India and the Bombay Stock Exchange.  The regulations of the NSE and BSE contain requirements concerning the ownership of promoters, settlement processes, net worth and reporting.

•
Depositary participant activities are governed by the Securities and Exchange Board of India (Depositories and Participant) Regulations, 1996 (DP Regulations), which provide for the registration of depository participants, minimum net worth requirement, rights and obligations of depository participants, systems and procedures, connectivity with the depository, maintenance of records and the appointment of compliance officers.  Contravention of DP Regulations will be penalized in accordance with the Securities and Exchange Board of India (Procedure for Holding Enquiry by Enquiry Officer and Imposing Penalty) Regulations, 2002.

•
Merchant banking activities are governed by the Securities and Exchange Board of India (Merchant Bankers) Regulations, 1992 (Merchant Bankers Regulations), which include procedures for the registration of merchant bankers, capital adequacy requirements, code of conduct, maintenance of books of accounts and records, reporting requirement, responsibilities of lead managers, underwriting obligations, appointment of compliance officer and liability for action in case of default.

•
Commodities brokerage activities are governed by the Forward Contracts (Regulation) Act, 1952 (FCRA). The FCRA provides for the regulation of matters relating to forward contracts, the prohibition of options in goods and for matters connected therewith.The Forward Markets Commission is the regulatory body for the commodity market in India. It is the equivalent of the SEBI, which protects the interests of investors in securities.  Commodity derivatives are traded on the National Commodity and Derivative Exchange (“NCDEX”) and the Multi-Commodity Exchange (MCX). Membership of NCDEX and MCX is governed by their respective rules, regulations and bye-laws which broadly provide for eligibility criteria, net worth requirements, conduct of business by trading members, trading system, procedure and manner of clearing and settlement and reporting requirements.

If the relevant Indian authorities find us or the SMC Group to be in violation of any existing or future Indian laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines

•	revoking our business and other licenses; and

•	requiring that we restructure our ownership or operations.

Any of these actions could lead the SMC Group or us to incur significant expenses in connection with complying with the authorities’ requests, which may materially and adversely affect our financial condition and results of operations.

Foreign currency fluctuations could adversely affect our ability to achieve our business objective.

The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future.  Between October 1, 2006 and October 26, 2007, the noon buying rate of the Federal Reserve Bank of New York has fluctuated from a high of 45.97 rupees per dollar on October 2, 2006 to a low of 38.48 rupees per dollar on October 9, 2007.  As the U.S. dollar declines in value against the Indian rupee, our purchase of the equity interest in the SMC Group will become more expensive in U.S. dollar terms and therefore more difficult to complete.  Furthermore, we may incur costs in connection with conversions between U.S. dollars and Indian rupees, which may make it more difficult to consummate the transaction.

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

If political relations between the U.S. and India weaken, it could make the SMC Group’s operations less attractive.

The relationship between the United States and India may deteriorate over time.  Changes in political conditions in India and changes in the state of Indian—U.S. relations are difficult to predict and could adversely affect our future operations or cause our investment in the SMC Group to become less attractive.  This could lead to a decline in our profitability.  Any weakening of relations with India could have a material adverse effect on our operations after the share purchase transactions have been completed.

Risks related to the SMC Group’s operations

The SMC Group is highly dependent on its promoters for financing and management support. Their withdrawal of support could materially reduce the SMC Group’s revenues and profits and could have a material adverse effect on the Group’s financial condition.

The promoters of SMC are Mr. Subhash Chand Aggarwal and Mr. Mahesh Chand Gupta.  The promoters of SAM are SMC, SMC Share Brokers Limited and Mr. Ajay Garg.  Historically, the SMC Group has been highly dependent on its promoters for its capital requirements and management.  As a result of the financial resources of the promoter group, the SMC Group does not carry any long-term debt on its balance sheet.  Furthermore, most of the promoters are actively engaged in the management of the SMC Group entities.  While we believe that none of the promoters have business interests that are different from those of the SMC Group and none of them are known to be withdrawing their support from the Group, none of the promoters are under any obligation to continue to support the SMC Group.  Their withdrawal of support, either in terms of resources or management or both, could materially reduce the SMC Group’s revenues and profits and could have a material adverse effect on its financial condition.

The SMC Group is dependent on systems and operational availability and faces a risk of system failure that may result in reduced traffic, reduced revenues and profits and harm to its reputation.

The SMC Group is dependent on its technology systems to perform the critical function of gathering, processing and communicating information efficiently, securely and without interruptions.  It could face business risk due to failures in the control processes or technology systems that could constrain its ability to manage its business.  Its success depends, in part, on its ability to make timely enhancements and additions to its technology in anticipation of client demands.  Rapid increases in client demand may strain the SMC Group’s ability to enhance its technology and expand its operating capacity.  To the extent the SMC Group experiences system interruptions, errors or downtime (which could be caused by a variety of factors, including changes in client use patterns, technological failure, changes to systems, linkages with third-party systems, and power failures), its business and operations could be materially and adversely impacted.

Security breaches could damage the SMC Group’s reputation and expose it to liability.

Since the SMC Group retains confidential client information in its database, its facilities and infrastructure must remain secure.  Despite the implementation of security measures, the SMC Group’s infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptions.  If the SMC Group’s security measures are circumvented, the security of confidential and propriety information stored on its systems could be jeopardized and its operations could be interrupted.  A material security breach could damage the SMC Group’s reputation and expose it to liability.  Since the SMC Group does not carry insurance that protects it from this type of loss, its business, revenues and profits may be materially and adversely affected by a material security breach.

If the SMC Group is unable to manage the rapid growth required by its business strategy, its revenues and profits may be lower than expected.

The SMC Group is currently experiencing a period of significant growth and plans to use the proceeds from our acquisition of equity interest to accelerate that growth.  Between 2004 and 2007, its revenues and net income increased by 271% and 1,016%, respectively.  During that period, the SMC Group’s number of employees grew 367%, while the number of independent financial advisors rose by 218%.  It currently anticipates hiring an additional 1,000 employees during the current fiscal year.  This growth has placed, and the future growth the SMC Group anticipates, will continue to place, a significant strain on its managerial, operational, financial and technology resources.  As part of this growth, the SMC Group will have to implement new operational and financial systems and procedures and controls, expand its office facilities, train and manage its employee base and maintain close coordination among its technical, accounting, finance, marketing, sales and editorial staffs.

If the SMC Group is unable to manage its growth effectively, it will be unable to implement its growth strategy, which would be detrimental to its long-term business outlook and may cause the Group’s revenue and profitability in future periods to fall short of the Group’s projections, including the projections disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of the SMC Group — Projected Financial Results for the Combined SMC Group.”

The SMC Group’s rapid growth may require additional financing, which it might not be able to procure or procure on favorable terms.  Any future equity offerings by the SMC Group may lead to dilution of our equity interest.

The SMC Group’s growth is dependent on having a strong balance sheet to support its activities.  It may need to raise additional capital from time to time, dependent on business conditions and it may not be able to procure such additional funds, or at least not on favorable terms, due to factors beyond its control.  Factors that would require the SMC Group to raise additional capital could be business growth beyond what the current balance sheet can sustain, additional capital requirements imposed due to changes in regulatory regime or new guidelines or significant depletion in its existing capital base due to unusual operating losses.  Any new issue of equity or convertible securities would dilute existing shareholders, including us, and such issuance may not be done at terms and conditions favorable to us or the SMC Group.  Likewise, any debt financing that the SMC Group may decide to pursue in the future may not be entered into on terms and conditions favorable to the SMC Group.

The SMC Group may be unable to make desirable acquisitions or to integrate successfully any businesses it acquires.

The SMC Group’s strategy includes the search for suitable acquisition targets that it believes are a strategic fit with its business.  If the SMC Group acquires another company, it may not be able successfully to integrate any businesses, products, technologies or personnel of that company without  significant expenditure of managerial, operational and financial resources, and it may fail to realize the anticipated benefits of certain acquisitions.  Acquisitions may  strain its managerial and operational resources, as the challenge of managing new operations may divert its staff from monitoring and improving the SMC Group’s existing operations.  They may also burden the SMC Group’s financial resources, as the group may have to incur substantial debt to finance the acquisition.  All of these factors could materially and adversely affect the SMC Group’s financial condition and results of operations.  Finally, future acquisitions could dilute our shareholders’ interest in the SMC Group, if the group decides to finance the acquisition in whole or in part with the issuance of equity.

The SMC Group’s business is dependent on relationships formed by its relationship managers with its clients; any events that harm these relationships, including the loss of its relationship managers, may lead to a decline in its revenues and profits.

The SMC Group’s business is dependent on the team of relationship managers who directly manage client relationships.  The SMC Group believes that relationship managers servicing specific clients leads to long-term client relationships, a trust-based business environment and over time, better cross-selling opportunities.  While no relationship manager or operating group of relationship managers contributes a meaningful percentage of the business, the SMC Group’s revenues and profits may materially decline if a substantial number of relationship managers either become ineffective or leave the organization.

The SMC Group depends on its management team and the loss of team members may adversely affect its revenues and profits.

The SMC Group believes that it has a strong team of professionals to oversee the operations and growth of its businesses.  If one or more members of its management team are unable or unwilling to continue in their present positions, such persons would be difficult to replace and the SMC Group’s revenues and profits could decline or fail to grow at the rate projected by the Group.  The SMC Group may lose its key management team to its clients or competitors.  For details on its management, please refer to the section “Management of SMC Group.”

The SMC Group faces risks attributable to derivatives trading by clients and its risk management policies may be inadequate to deal with these risks.

The SMC Group offers derivatives brokerage services.  Since some derivative instruments involve leveraged positions on the underlying assets, they involve a higher degree of risk, both for investors and for market intermediaries, than do traditional financial instruments, such as stocks or bonds.  The SMC Group may face financial losses if it fails adequately to manage the risk created by its clients’ trading in derivative instruments.

The SMC Group’s plans to provide margin funding will expose it to new risks that clients may not honor their commitments, which would affect the SMC Group’s results of operations.

The SMC Group plans to provide margin funding to its clients.  The SMC Group expects to require clients to deposit a minimum initial margin, and if the client is not able to pay the balance amount to the SMC Group before the pay-in date of the exchange for the relevant transaction, the SMC Group expects, in line with market practice, to extend significant credit to clients at market interest rates for the purchase of shares.  In case of highly volatile markets or adverse movements in share prices, it is possible that the group’s clients may not honor their commitments, which may result in losses for the SMC Group.  During periods of rapidly declining markets in which the value of the collateral held by the SMC Group could fall below the amount of a customer’s indebtedness, may also result in losses for the SMC Group.

Furthermore, the SMC Group has not had any prior experience with margin funding and its risk management procedures (such as pre-determined margin call or collateral liquidation thresholds) may be inadequate to guard against material losses.

The SMC Group is materially dependent on the continued acceptance and growth of electronic commerce and online trading in India, which is uncertain and, to a large extent, beyond its control. If the SMC Group does not realize the expected benefits from its investment in electronic commerce and online trading, it could suffer from a decline in profits.

Electronic commerce and online trading in India is still in its infancy.  Currently more than two million Indian residents trade online (out of a population of 1.1 billion).  In addition, many Indian consumers have deferred transacting online for a number of reasons, including the existence or perception of, among other things:

•	limited access to the internet for most Indian consumers;

•	absence of a fully functional and secure electronic payment gateway; and

•	perceived lack of security of commercial data such as credit card number.

If usage of the internet in India for electronic commerce does not substantially increase and network infrastructures in India are not further developed, the SMC Group will not realize the expected benefits from its investment in the development of electronic commerce and online trading products and services, which could negatively affect the Group’s profitability.

The success of the SMC Group’s online brokerage business depends on its relationships with India’s internet-enabled banks that also compete with it.

For its online trading business to be successful, its clients must be able easily and quickly to execute online funds transfers to the SMC Group from their bank accounts to pay for purchases of stock.  Online brokerages in other countries, such as the United States, require their customers to maintain cash deposit accounts with them, and funds are automatically withdrawn from these accounts to settle the customers’ stock purchases.  Since Indian banking regulations do no allow securities brokers to pay interest on client deposit accounts, and clients are generally unwilling to forego interest payments on their deposits, they generally prefer to keep their cash accounts with a commercial bank until the funds are needed to execute a stock trade.  To minimize its credit risk, the SMC Group will not execute cash stock purchases for its clients until they have transferred the requisite funds into one of its deposit accounts.

The ability to quickly and easily transfer funds to and from its clients’ bank accounts requires that the SMC Group maintain good relationships with those banks, some of which also compete with the SMC Group. If the SMC Group is unable to maintain these relationships, its online trading revenues will suffer and its results of operations may be materially and adversely affected.

The SMC Group’s financial condition and results of operations may suffer if it is unable to maintain an appropriate balance between its regional offices and independent financial advisors.

The SMC Group operates through a network of owned regional offices and offices maintained by independent financial advisors and strives to maintain an appropriate balance between both.  Failure to maintain this balance gives rise to the following risks:

Regional Offices

The SMC Group currently has approximately 1,100 employees working in eight regional offices in addition to its New Delhi headquarters.  It plans to expand its network of regional offices to 15 offices over the following two years.  Given the number and geographical dispersion of its regional offices, the SMC Group may not be able effectively to monitor or supervise their operations, which may result in higher incidents of compliance breaches among its employees in those offices.

Evaluating proposed office sites and setting up offices requires financial and human capital.  In case a regional office turns out to be unprofitable, the SMC Group may have to close down the office.  Future office shutdowns may cause the SMC Group not to be able to recover the capital investment in those offices and could materially and  adversely affect the SMC Group’s financial condition and results of operations.

Independent financial advisors

The SMC Group currently has approximately 6,000 independent financial advisors.  While independent financial advisors work under the overall supervision of the SMC Group as per its policies and share in its revenues, they are typically independent entrepreneurs and not employees of the group.  The risk that they engage in undesirable trade or market practices is therefore higher than for the SMC Group’s employees.  Business associates might act on conflicts of interest in a manner that is not in the interest of the SMC Group, such as when they sell financial products of one of its competitors.  Any of these practices could result in a loss of reputation and business for the SMC Group, which could lead to a material decline in revenues and profits.

The SMC Group’s plans to expand outside of India and is exposed to various risks as a result, including the risk that it may not obtain, or not in a timely manner, requisite approvals from foreign governments.

The SMC Group has recently opened an office in Dubai and plans to open offices in New York, London, Singapore and Hong  Kong.  The SMC Group does not have significant prior experience in establishing and operating offices outside of India.  In order to establish and operate these offices, the SMC Group would require clearance and approvals from the relevant regulatory authorities.  If the SMC Group does not receive the requisite clearance or approvals, or does not receive them in a timely manner, its business plan, financial condition and revenues and profits may be materially and adversely affected.  Establishing and/or operating in foreign jurisdictions will also impose new compliance requirements on the SMC Group, which will increase expenses and could materially reduce profits.  The SMC Group would also be exposed to currency and political risks in those jurisdictions as well as the management risks inherent in expanding its operations outside of India.

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

Date:       November 13, 2007