Form 10-Q
period 2021-06-30
Millennium Investment & Acquisition Co Inc.
filed 2021-10-15
CIK 1358656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

811-22156

(Commission File Number)

MILLENNIUM INVESTMENT & ACQUISITION CO. INC.

 (Exact name of registrant as specified in its charter)

Delaware	20-4531310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, NY	11804
(Address of principal executive offices)	(Zip Code)

(212) 750-0371

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,959,814 common shares, $0.001 par value, outstanding at October 15, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,753,274	$1,895,597
Inventory (VinCann and Walsenburg Cannabis)	214,398	-
Investment in equity securities (SMC Global Securities)	-	5,662,706
Prepaid legal fees	40,000	-
Other current assets	55,661	50,855
Total current assets	6,063,333	7,609,158

Property, plant and equipment:
Millennium HI Carbon (HI)	2,765,000	2,765,000
Millennium Carbon (KY)	347,554	139,497
Net property, plant and equipment	3,112,554	2,904,497

Security deposits (VinCann and Walsenburg Cannabis)	327,900	-
Right of use assets - Millennium HI Carbon (HI)	1,381,469	1,403,190
Right of use assets - Cannabis	8,954,991	-
Total assets	$19,840,247	$11,916,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$266,182	$222,478
PPP loan - Millennium HI Carbon (HI)	-	137,700
Lease liability - Millennium HI Carbon (HI)	1,109,728	1,024,969
Total current liabilities	1,375,910	1,385,147

Lease liability - Millennium HI Carbon (HI)	1,384,953	1,399,285
Lease liability - Cannabis	9,057,623	-
Total Liabilities	$11,818,486	$2,784,432

Preferred Stock; par value $0.0001 per share, 5,000 shares authorized, no shares issued and outstanding	-	-
Common Stock; par value $0.0001 per share, 12,000,000 shares authorized, 10,959,814 shares issued and outstanding	1,096	1,096
Paid-in capital	52,400,025	52,400,025
Accumulated Deficit	(44,379,360)	(43,268,708)
Total Equity	$8,021,761	$9,132,413

Total Liabilities and Equity	$19,840,247	$11,916,845

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Expenses
Property taxes	$21,549	$-	$21,549	$-
General & administrative expense	214,017	39,838	258,323	81,522
Utilities	19,117	-	19,117	-
Insurance	118,917	12,201	134,168	24,402
State and franchise tax	3,020	590	4,858	1,130
Provision for tax receivable	633,311	-	633,311	-
Lease expense - Millennium HI Carbon (HI)	46,374	47,676	92,748	95,352
Lease expense - Cannabis	102,632	-	102,632	-
Impairment on property, plant and equipment – Millennium HI Carbon LLC (HI)	-	148,636	-	3,442,765
Professional fees	44,778	6,875	57,735	13,750
Total Operating Expenses	1,203,715	255,816	1,324,441	3,658,921

Net Loss from Operations	$(1,203,715)	$(255,816)	$(1,324,441)	$(3,658,921)

Other Income (Expenses)
Dividend income	$-	$-	$67,383	$91,411
Interest income	176	126	227	11,756
Realized gain on disposal of SMC Global Securities	-	53,450	-	53,450
Unrealized gain (loss) on investment in SMC Securities	-	18,457	-	(541,714)
Other income	143,919	13,400	146,179	18,250
Total Other Income (Expenses)	144,095	85,433	213,789	(366,847)

Net Loss	$(1,059,620)	$(170,383)	$(1,110,652)	$(4,025,768)

Net loss per share - basic and diluted	$(0.10)	$(0.02)	$(0.10)	$(0.37)
Weighted average shares outstanding, basic and diluted	10,959,814	10,959,814	10,959,814	10,959,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	10,959,814	$1,096	$52,400,025	$(36,772,914)	$15,628,207
Net Loss	-	-	-	(3,855,385)	(3,855,385)
Balance as of March 31, 2020	10,959,814	1,096	52,400,025	(40,628,299)	11,772,822
Net Loss	-	-	-	(170,383)	(170,383)
Balance as of June 30, 2020	10,959,814	$1,096	$52,400,025	$(40,798,682)	$11,602,439

	Common Stock		Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	10,959,814	$1,096	$52,400,025	$(43,268,708)	$9,132,413
Net Loss	-	-	-	(51,032)	(51,032)
Balance as of March 31, 2021	10,959,814	1,096	52,400,025	(43,319,740)	9,081,381
Net Loss	-	-	-	(1,059,620)	(1,059,620)
Balance as of June 30, 2021	10,959,814	$1,096	$52,400,025	$(44,379,360)	$8,021,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(1,110,652)	$(4,025,768)

Adjustments to reconcile net loss to net cash used in operating activities
Gain on PPP loan forgiveness	(137,700)	-
Noncash operating lease expense - Millennium HI Carbon (HI)	124,327	35,178
Impairment on property, plant and equipment– Millennium HI Carbon (HI)	-	3,442,765
Realized gain on disposal of SMC Global Securities	-	(53,450)
Unrealized loss on investment in SMC Global Securities	-	541,714

Changes in operating assets and liabilities
Accounts payable and accrued expenses	43,704	73,080
Inventory (VinCann and Walsenburg Cannabis)	(214,398)	-
Lease liability - Millennium HI Carbon (HI)	70,453	(23,826)
Prepaids and other current assets	(44,806)	10,151
Security deposits (VinCann and Walsenburg Cannabis)	(327,900)	-
Net cash used in operating activities	$(1,596,972)	$(156)

Investing activities
Acquisition of property, plant and equipment	(208,057)	(496,512)
Proceeds from sales of marketable securities (SMC Global Securities), net	5,662,706	238,026
Net cash provided by (used in) investing activities	$5,454,649	$(258,486)

Financing activities
Proceeds from PPP loan	-	137,700
Net cash provided by financing activities	$-	$137,700

Net increase (decrease) in cash and cash equivalents	3,857,677	(120,942)

Cash and cash equivalents, beginning of period	$1,895,597	$2,001,938

Cash and cash equivalents, end of period	$5,753,274	$1,880,996

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income tax	$-	$-
Supplemental disclosure of noncash flow information:
Initial recognition of right of use assets and lease liability	$9,057,597	$1,462,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1. OPERATIONS & NATURE OF BUSINESS

Millennium Investment & Acquisition Co. Inc., formally known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) is an internally managed, non-diversified, closed-end investment company. During 2020, MILC announced that it was seeking to de-register as an Investment Company that is regulated under Investment Company Act of 1940. MILC is currently seeking an Order (the “Order”) from the SEC declaring that it has ceased to be an Investment Company as it no longer meets the definition of holding itself out as investing in securities but rather has pivoted to focus on direct investments in operating businesses. Consequently, these financial statements are presented in accordance with the reporting requirements under the Securities Exchange Act of 1934, as amended.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).”

The accompanying interim statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Consolidation

The accompanying consolidated financial statements of MILC include the accounts of the Company and its wholly-owned subsidiaries as follows:

Millennium Carbon LLC

Millennium HI Carbon LLC

VinCann LLC

Walsenburg Cannabis LLC

All intercompany balances have been eliminated in consolidation.

Investment in Equity Securities

Privately held equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. All gains and losses on privately held equity securities, realized or unrealized, are recorded through gains or losses on equity securities on the consolidated statement of operations.

Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  In periods where the Company has a net loss, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as their effect would be anti-dilutive. The Company had no common stock equivalents for the three and six months ended June 30, 2021 and 2020.

Property, Plant and Equipment

Property, Plant and Equipment is carried at historical cost, net of adjustments for impairment, if any. Development costs, including land, land development, direct costs of construction, equipment, and indirect carrying costs incurred during the development and construction period are capitalized. Capitalization of carrying costs begins when development activities commence and ends when the assets are substantially completed and ready for their intended use.

The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows, expected to be generated from such assets, to their net book value. If net book value exceeds estimated cash flows, the asset is written down to its fair value, determined by the estimated discounted cash flows from such asset. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss in our statements of operations in the period in which they occur.

Fair Value

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures its financial assets and liabilities in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

○	Level 1 – valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

○	Level 2 – valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and certain corporate obligations. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

○	Level 3 – valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk.

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, deposits, and accounts payable approximate fair value because of their relatively short-term maturities.

Indemnification

Under the MILC’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to MILC. In addition, in the normal course of business, MILC enters into contracts with its vendors and others that provide for general indemnifications. MILC’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against MILC. However, based on experience, MILC expects that risk of loss to be remote.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Covid – 19 Impact

We are monitoring COVID-19 closely, and although our operations have not been materially affected by the COVID-19 outbreak to date, the ultimate severity of the outbreak and its impact on the economic environment is uncertain. Our operations are ongoing as the cultivation of cannabis is currently considered an essential business by the states in which we operate, and the pandemic has not materially impacted our business operations. The uncertain nature of the spread of COVID-19 may impact our business operations for reasons including the potential quarantine of our employees, those of our supply chain partners or a change in our designation as “essential” in states where we operate.

Leases

The Company accounts for leases as required by ASC Topic 842. The guidance requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We determine if an arrangement is a lease at inception.

Impact of New Accounting Standards

The Company has evaluated all recent accounting pronouncements and believes either they are not applicable or that none of them will have a significant effect on the Company’s financial statements

Variable Interest Entities

The Company consolidates all variable interest entities in which it holds a variable interest and is the primary beneficiary of the entity. Generally, a variable interest entity (“VIE”) is a legal entity with one or more of the following characteristics: (a) the total at risk equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; (b) as a group the holders of the equity investment at risk lack any one of the following characteristics: (i) the power, through voting or similar rights, to direct the activities of the entity that most significantly impact its economic performance, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) some equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is required to consolidate the VIE and is the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party has the power to direct such activities; the amount and characteristics of Company’s interests and other involvements in the VIE; the obligation or likelihood for the Company or other investors to provide financial support to the VIE; and the similarity with and significance to the business activities of Company and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of these VIEs and general market conditions.

3. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at June 30, 2021:

Property, Plant and Equipment:
Millennium HI Carbon LLC (HI)	$9,501,536
Less: Millennium HI Carbon LLC (HI) - Impairment	(6,736,536)
Millennium Carbon LLC	347,554
Total Property, Plant and Equipment	$3,112,554

Property, plant and equipment are not in service as of June 30, 2021. As such, no depreciation is recognized for the six months ended June 30, 2021.

4. INVESTMENTS

As of June 30, 2021, MILC does not own any investments in SMC Global Securities. From December 2013 to June 2021, MILC sold its entire position in SMC Global. During the six months ended June 30, 2021, MILC sold 7,933,690 shares for proceeds of $5,029,396, net of withholding taxes of $633,311. The Company plans to submit a claim with the Government of India for a refund of the withholding taxes. There can be no assurance as to when or how much will be refunded, if any. Consequently, the Company has recorded a provision on the tax receivable for the six months ended June 30, 2021.

The following is a summary of the sales completed:

Sale Date	Shares	Net Proceeds	Net Price Per Share

12/12/2013	1,131,345	$1,376,890	$1.22

11/19/2015	1,131,345	2,139,011	1.89

4/19/2016	100,000	123,159	1.23
5/6/2016	200,000	246,578	1.23
8/14/2016	300,000	367,949	1.23
11/25/2016	300,000	368,775	1.23

2/17/2017	250,000	301,753	1.21
3/28/2017	250,000	314,952	1.26
6/1/2017	300,000	381,570	1.27
10/2/2017	200,000	250,180	1.25
11/13/2017	200,000	250,316	1.25

1/24/2019	200,000	287,673	1.44
2/19/2019	200,000	288,442	1.44
3/29/2019	900,000	1,337,338	1.49
7/5/2019	200,000	299,057	1.50
10/1/2019	600,000	632,683	1.05
12/10/2019	300,000	317,510	1.06

6/30/2020	300,000	238,026	0.79
10/30/2020	170,000	124,048	0.73
11/9/2020	330,000	240,545	0.73
12/31/2020	371,000	274,189	0.74

2/17/2021	1,229,000	718,403	0.58
2/18/2021	1,500,000	876,628	0.58
2/23/2021	1,800,000	1,058,315	0.59
2/26/2021	704,690	405,108	0.57
5/19/2021	252,148	249,627	0.99
5/20/2021	200,000	196,000	0.98
5/21/2021	611,971	599,732	0.98
5/24/2021	508,834	498,657	0.98
5/25/2021	344,527	327,301	0.95
5/26/2021	190,000	174,801	0.92
5/27/2021	163,646	157,100	0.96
5/28/2021	322,319	299,757	0.93
6/1/2021	106,555	101,277	0.95

Total	15,867,380	15,823,350	$1.00

On May 24, 2021, MILC entered into a transaction that represents a new area of focus related to sustainable Cannabis cultivation in greenhouses by investing in a newly formed cannabis operator, Walsenburg Cannabis LLC (“WC”). As part of the transaction, MILC has agreed to lend capital to WC for its business operations and MILC is in the process of obtaining regulatory approvals for holding cannabis licenses in Colorado. Upon receiving regulatory approval, it is contemplated that MILC will own a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return after which MILC has a 77.5% ownership stake. The remaining subordinated ownership is held by the management of WC. Simultaneous with MILC’s investment, WC entered into a long-term lease (the “Lease”) on an approximately 22.2 acre property including existing greenhouse and processing space (the “Property”). As part of the Lease, the Lessor, a wholly owned subsidiary of Power REIT (ticker: PW), has agreed to fund the rehabilitation and upgrading of the existing improvements and the construction of additional greenhouse space. Upon completion, the Property will have a total of approximately 102,800 square feet of greenhouse and related space. MILC’s total capital commitment for the project is $750,000. For the six months ended June 30, 2021, MILC invested $391,739 in WC.

On June 11, 2021, MILC agreed to invest in a newly formed cannabis operator, VinCann LLC (“VC”). As part of the transaction, MILC has agreed to invest $750,000. The investment is in the form of a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return after which MILC has a 77.5% ownership stake. The remaining subordinated ownership is held by the management team of VC. Concurrent with MILC’s investment, VC entered into a 20-year lease (the “Lease”) for a 9.35 acre plot of land with approximately 40,000 square feet of greenhouse, 3,000 square feet of office space, and 100,000 square feet of fully fenced outdoor growing area with more than 20,000 square feet of hoop structures that was purchased by Power REIT. For the six months ended June 30, 2021, MILC invested $268,628 in VC.

Based on the guidance for a Variable Interest Entity and the fact that the Company is considered the primary beneficiary, MILC determined that both WC and VC are considered VIE’s and therefore has consolidated these entities in its financial statements as of and for the six months ended June 30, 2021.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

A contract is or contains a lease if the contract conveys the right to control the use of identified property (an identified asset) for a period of time in exchange for consideration.

As of June 30, 2021, the Company, through subsidiaries, has entered into three leases:

●	a ground lease located in HI with 13.9 years remaining and two options to renew for an additional 10 years.
●	a lease entered into on May 21, 2021 for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Colorado with a 20-year term and two options to renew for an additional 5 years each. The lease has 19.83 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset of $5,317,655 and lease liability of $5,378,407 as of June 30, 2021.
●	a leased entered into on June 11, 2021 for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Oklahoma with a 20-year term and two options to renew for an additional 5 years each. The lease has 19.94 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset of $3,637,336 and lease liability of $3,679,216 as of June 30, 2021.

The exercise of the lease renewal options is generally at the Company’s sole discretion. The Company is certain that there is no transfer of ownership at the end of the lease terms and considers these leases to be classified as operating leases and the costs are recognized on a straight-line basis over the lease terms.

Operating lease right-of-use assets are amortized over the length of the leases. The renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain at this time that these renewal options will be exercised. Periodically, the Company assesses its lease to determine whether it is reasonably certain that these options and any renewal options could be reasonably expected to be exercised.

In general, the individual lease contracts do not provide information about the rate implicit in the lease. Because the Company is not able to determine the rate implicit in its lease, it instead generally uses its incremental borrowing rate to determine the present value of lease liability.

As of June 30, 2021, the scheduled lease payments are as follows:

2021	$193,350
2022	2,389,033
2023	2,389,033
2024	2,322,002
2025	1,062,410
Thereafter	18,963,777
Total Lease Payments	27,319,605
Less Imputed Interest	15,767,301
$11,552,304

As of June 30, 2021, the operating lease costs were as follows:

Total Operating Lease Expense
Operating Lease Expense - (HI)	$71,027
Amortization of ROU asset - (HI)	21,027
Amortization of ROU asset - Cannabis	102,632
Total Operating Lease Expense	$194,686

Other Contingencies

MHC is currently subject to a lawsuit which involves ownership of a piece of equipment that MHC believes it acquired as part of its original acquisition of the property through the bankruptcy trustee. MHC prevailed in this lawsuit with the court ruling in MHC’s favor and awarding a portion of MHC’s legal fees to MHC. The plaintiff has filed an appeal which is pending. MHC currently does not believe it is likely that the appeal will overturn the ruling of the lower court. MHC also does not believe it has material exposure in the event the ruling at the lower court is not affirmed.

MHC could, from time to time, be involved in additional litigation proceedings arising out of its normal course of business.

6. DEBT

MHC obtained a $137,700 loan from American Savings Bank under the Small Business Administration (SBA) Paycheck Protection Program (“PPP”) in April 2020. Under the terms of the PPP, up to 100% of the loan (and related interest) may be forgiven if the proceeds are used for covered expenses and certain other requirements related to wage rates and maintenance of full-time equivalents are met. MHC applied for and received full forgiveness of the PPP loan from the SBA on May 25, 2021. The amount of loan forgiveness is presented as a component of other income on the consolidated statements of operations. The balance of the PPP Loan as of June 30, 2021 is $0.

7. COMMON STOCK

Our Certificate of Incorporation currently authorizes the issuance of 12,000,000 shares of common stock and 5,000 shares of preferred stock, each with a par value of $0.0001 per share. The total shares outstanding as of June 30, 2021 is 10,959,814.

In November 2013, the Company’s Board of Directors authorized a buyback of up to 800,000 shares of its common stock. Buybacks will be made from time to time based on the view of the Company of its trading price relative to its underlying value and subject to compliance with applicable legal requirements. No buybacks were made during the six months ended June 30, 2021.

8. RELATED PARTY TRANSACTIONS

Administrative Fees

(a)	The Board has approved base compensation for the CEO of the Company, David Lesser, at a rate of $10,000 per month from MILC. In addition, the Board approved base compensation for Mr. Lesser at a monthly rate of $10,000 from the wholly owned subsidiary, Millennium HI Carbon, LLC.
(b)	Commencing September 2016, the Board approved payment to an entity affiliated with the CEO of the company, David Lesser, to reimburse such entity for accounting and administrative functions at a rate of $750 per month for each of MILC and Millennium HI Carbon. During the six months ended June 30, 2021, the total amount paid to such affiliate of David Lesser was $9,000.

The Company has hired Morrison Cohen, LLP (“MoCo”) as its legal counsel with respect to general corporate matters. The spouse of the Company’s CEO is a partner at Morrison. During the six months ended June 30, 2021, the Company paid $16,019 to MoCo. There is no outstanding balance as of June 30, 2021.

VinCann LLC and Walsenburg Cannabis LLC both have entered into long-term leases for greenhouse cultivation properties that are owned by Power REIT (ticker: PW). David Lesser is the Chairman and CEO of both MILC and Power REIT.

MILC may enter into transactions in which directors, officers or employees have a financial interest, provided however, that in the case of a material financial interest, the transaction is disclosed to the Board of Directors to determine if the transaction is fair and reasonable. After consideration of the terms and conditions described herein, the independent directors approved such arrangements having determined such arrangements are fair and reasonable and in the interest of the Company.

9. SUBSEQUENT EVENTS

On September 8, 2021, MILC announced that it is expanding its sustainable cannabis cultivation activities by establishing operations in Michigan. A new wholly owned subsidiary, Marengo Cannabis LLC, of a newly wholly owned subsidiary of MILC, Millennium Cannabis LLC, was created to execute a long-term lease with Power REIT. The leased property consists of 556,416 square feet of a state-of-the-art greenhouse cultivation facility and is located in Marengo County and is the largest cannabis cultivation facility in Michigan.

Effective October 1, 2021, the Board of Directors approved increasing the reimbursement to the affiliate of the CEO from $1,500 to $5,000 per month based on the increase in administration and accounting support needed for the new investment focus of cannabis cultivation and the Board’s conclusion is it would pay more for such support from a third party. The Board also approved a special one-time payment of $15,000 to such affiliate to cover expenses incurred during the quarter ended September 30, 2021.

On October 1, 2021, MILC amended and restated the Company’s by-laws such that the holders of one-third of the stock issued and outstanding and entitled to vote shall constitute a quorum for the transaction of business at all meetings of the stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume” or other similar expressions, or negatives of those expressions, although not all forward-looking statements contain these identifying words. All statements contained in this Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, the future of our industries and results that might be obtained by pursuing management’s current or future plans and objectives are forward-looking statements.

Our forward-looking statements are based on the information currently available to us and speak only as of the date of the filing of this Report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. Over time, our actual results, performance, financial condition or achievements may differ from the anticipated results, performance, financial condition or achievements that are expressed or implied by our forward-looking statements, and such differences may be significant and materially adverse to our security holders. Our forward-looking statements contained herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect new information or subsequent events, circumstances or changes in expectations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Millennium Investment & Acquisition Co. Inc., formally known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) is an internally managed, non-diversified, closed-end investment company. During 2020, MILC announced that it was seeking to de-register as an Investment Company that is regulated under Investment Company Act of 1940. MILC is currently seeking an Order (the “Order”) from the SEC declaring that it has ceased to be an Investment Company as it no longer meets the definition of holding itself out as investing in securities but rather has pivoted to focus on direct investments in operating businesses. Consequently, the financial statements included in this filing are presented in accordance with the reporting requirements under the Securities Exchange Act of 1934, as amended.

MILC was incorporated in Delaware on March 15, 2006 as a Special Purpose Acquisition Company for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar transaction (a “Business Combination”) with an operating business or businesses that have operations primarily in India (a “Target Business”). In January 2008, the acquisition of a 14.75% equity interest in the SMC Group was consummated by MILC upon approval by public stockholders. For stockholders who voted to not approve the acquisition 842,625 shares were redeemed for $6,736,949. As a result of its plan to invest substantially all of its assets in SMC Group stock, MILC was required to register with the SEC as a closed-end, non-diversified investment company under the Investment Company Act of 1940 (the “Act”).

In March 2008, MILC’s interest was reduced to 14.44% due to Bennett Coleman & Co., a leading New Delhi based financial media and investment firm investing in SMC Group. In May 2009, the merger of SMC Group’s two underlying companies, SAM Global Securities Limited (“SAM”) and SMC Global Securities Limited (“SMC Global”) was finalized. In June 2009, MILC’s interest was increased to 15.14% with the shares of SAM and SMC Global (1,298,400 and 1,730,026 shares, respectively) converting to 1,586,738 shares of SMC Global. On July 2, 2011, as previously announced, Sanlam, which is engaged in the business of portfolio management consultancy, increased its stake in SMC Global to a total of approximately 8.36%, by purchasing an additional 3.25% equity stake in SMC Global which reduced MILC’s equity interest in SMC Global to approximately 14.03%. On July 31, 2012, SMC Global held a shareholder meeting and consented to a stock-split of the equity shares of the Company 10:1, increasing MILC’s position of 1,586,738 shares to 15,867,380 shares.

On October 3, 2013, MILC announced that public efforts by MILC shareholder Hudson Bay Partners, LP (“HBP”) to secure shareholder support for the replacement of MILC’s Board of Directors with a new director slate resulted in the delivery to MILC of written consents representing more than 50% of the outstanding shares. Accordingly, all of HBP’s director nominees were appointed to the MILC Board of Directors (the “Board”) including the principal of HBP, David H. Lesser, our CEO and Chairman.

In December 2013, MILC commenced selling its interest in SMC Global with the intent of completely liquidating its position which was completed in June 2021.

On March 4, 2014, our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”) was amended to reduce the number of the Company’s shares of authorized capital stock from 45,005,000 to 12,005,000. Our Certificate of Incorporation currently authorizes the issuance of 12,000,000 shares of common stock and 5,000 shares of preferred stock, each with a par value of $0.0001 per share.

Effective June 11, 2014, MILC completed a corporate reorganization which resulted in the change of its name to Millennium Investment & Acquisition Company Inc. (“MILC” or the “Company”) from Millennium India and Acquisition Company Inc., under the laws and procedures of Delaware, the state where the registrant is incorporated. The corporate reorganization was undertaken following a change of investment policy, pursuant to which the registrant’s Board of Directors decided to abandon the registrant’s former policy of investing at least 80% of the value of its net assets and borrowings in equity securities of companies operating in India. In conjunction with the change in investment policy, the Board effected the change of name to remove reference to India, in compliance with the U.S. Investment Company Act of 1940 and the rules thereunder.

Millennium HI Carbon, LLC (“MHC”) was formed as a wholly owned subsidiary of MILC in September 2014 in the state of Hawaii for the purpose of acquiring an activated carbon plant located near the port of Kawaihae, Hawaii (the “Plant”). The acquisition, which was completed in May 2015, consisted of the existing equipment which is located on 13 acres of land leased from the Department of Hawaiian Home Lands.

Despite commencing operations in 2011, the Plant failed to achieve full commercial operations. It ceased operations in 2012 and its owner filed for bankruptcy protection. Prior to shutting down, the plant produced activated carbon but there were a number of design and operational issues that needed resolution in order to produce premium-grade activated carbon and operate the plant on a full-time basis.

The MHC plant is intended to process a waste stream of macadamia nut shells into a special form of premium-grade activated carbon, which, due to its large surface area and complex network of pores, provides benefits in a variety of chemical processes including filtration, purification and energy storage. In particular, the activated carbon expected to be produced by the Plant was targeted for manufacturing electrical double-layer capacitors, which are commonly referred to as ultracapacitors or supercapacitors, an advanced energy storage alternative to traditional batteries. Ultracapacitors are found in a diverse array of electronic equipment from daily usage engine starting, hybrid and electric vehicles to windmills.

MHC successfully restored all production equipment and necessary support systems to operation and MHC has completed 31 trial run campaigns that produced over 60 tons of activated carbon. The process was iterative where MHC operated the plant for a couple of days to produce Activated Carbon and then performed laboratory testing. MHC produced some very high-grade material that would be attractive to ultracapacitor manufacturers. Unfortunately, MHC has also experienced significant variations in the quality of the material produced which is not commercially viable.

During the first half of 2019, MHC concluded that the existing carbonization reactor intended to remove volatile material and produce char was causing the inconsistent results. In evaluating alternatives, MHC concluded that it had identified a novel and potentially better approach to producing Activated Carbon. Based on this, MILC has made efforts to minimize overhead and cash drain at MHC while it evaluates alternatives for the project which may include repurposing the plant for other uses or a potential sale.

As described above, in evaluating operational issues at MHC, MILC identified a novel approach to producing Activated Carbon and determined to construct a pilot-plant as a proof of concept. This project is located in Kentucky and the initial feedstock is a waste stream that is available in large quantities from bourbon distilleries which is a large industry in Kentucky and which represents a significant waste problem that is impacting the bourbon industry. To build the pilot plant, MILC, through its wholly owned subsidiary, Millennium Carbon LLC (“MC”) purchased several used pieces of equipment at a fraction of the cost of new equipment in order to construct a plant capable of establishing the viability of the process beyond a “lab-scale” demonstration. To date, MC has operated this pilot plant and believes that the concept is valid and can be scaled to a commercial operation. MC is currently formulating a plan for a commercial scale Activated Carbon plant based on the experience with the pilot plant.

MHC has entered into a secured demand note with MILC (“Lender”) with an interest rate of 8% which is repayable upon demand by the Lender. As of June 30, 2021, the amount of the loan outstanding is approximately $2,608,576 with accrued interest of $328,146.

On May 24, 2021, MILC announced that the Company entered into a transaction that represents a new area of focus related to sustainable Cannabis cultivation in greenhouses by investing in a newly formed cannabis operator, Walsenburg Cannabis LLC (“WC”). As part of the transaction, MILC has agreed to lend capital to WC for its business operations and MILC is in the process of obtaining regulatory approvals for holding cannabis licenses in Colorado. Upon receiving regulatory approval, it is contemplated that MILC will own a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return after which MILC has a 77.5% ownership stake. The remaining subordinated ownership is held by the management of WC. Simultaneous with MILC’s investment, WC entered into a long-term lease (the “Lease”) on an approximately 22.2 acre property including existing greenhouse and processing space (the “Property”). As part of the Lease, the Lessor, a wholly owned subsidiary of Power REIT (ticker: PW), has agreed to fund the rehabilitation and upgrading of the existing improvements and the construction of additional greenhouse space. Upon completion, the Property will have a total of approximately 102,800 square feet of greenhouse and related space. MILC’s total capital commitment for the project is $750,000.

On June 11, 2021, MILC announced that it has agreed to invest in a newly formed cannabis operator, VinCann LLC (“VC”). As part of the transaction, MILC has agreed to invest $750,000. The investment will take the form of a preferred equity interest that receives a full return of invested capital plus a12.5% preferred return after which MILC has a 77.5% ownership stake. The remaining subordinated ownership is held by the management team of VC. Concurrent with MILC’s investment, VC entered into a 20-year lease (the “Lease”) for a 9.35 acre plot of land with approximately 40,000 square feet of greenhouse, 3,000 square feet of office space, and 100,000 square feet of fully fenced outdoor growing area with 20,000+ square feet of hoop structures that was purchased by Power REIT.

As of June 30, 2021, MILC has two areas of focus:

1	Sustainable cultivation of Cannabis in Greenhouses
2	Activated Carbon

Recent Developments

Carbon

The Company has restored all production equipment and necessary support systems to operation at the MHC facility but unfortunately, MHC has also experienced significant variations in the quality of the material produced which is not commercially viable. Additionally, the Company has operated a pilot plant for operations in Kentucky and believes that the concept is valid and can be scaled to a commercial operation. MC is currently formulating a plan for a commercial scale Activated Carbon plant based on the experience with the pilot plant.

Cannabis

During 2021, MILC added sustainable cultivation of cannabis in greenhouses as an investment focus and as of June 30, 2021, has invested in two newly formed cannabis operators, Walsenburg Cannabis, LLC and VinCann LLC.

The Walsenburg cannabis campus was a distressed acquisition of a facility that had ceased operations. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provide an attractive opportunity to immediately commercialize the facility for cannabis cultivation. MILC believes that this property has significant potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Colorado market. The campus is subdivided into five parcels which allows for a significant availability of plant count based on how the Colorado Marijuana licensing works. We currently anticipate a 46,000 harvest plant count at WC per year in Walsenburg. WC intends to seek to increase the allowable plant count as Colorado licensing permits. It is possible that WC will be able to increase the plant count during 2022.

The Vinita facility was a distressed acquisition purchased from an undercapitalized operator. Strong in-place infrastructure and the operational status upon acquisition allows for rapid speed to revenue. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provide an attractive opportunity to immediately commercialize the facility for cannabis cultivation. MILC believes that this property has significant potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Oklahoma market. The targeted total harvested plant count in 2022 for the greenhouse and outdoor, respectively, are 26,000 and 50,000 per year.

Technical Strategy

Carbon

The Company identified a novel approach to producing Activated Carbon and determined to construct a pilot-plant as a proof of concept. This project is located in Kentucky and the initial feedstock is a waste stream that is available in large quantities from bourbon distilleries which is a large industry in Kentucky and which represents a significant waste problem that is impacting the industry. To build the pilot plant, MILC, through its wholly owned subsidiary, Millennium Carbon LLC (“MC”) purchased several used pieces of equipment at a fraction of the cost of new equipment in order to construct a plant capable of establishing the viability of the process beyond a “lab-scale” demonstration. To date, MC has operated this pilot plant and believes that the concept is valid and can be scaled to a commercial operation. MC is currently formulating a plan for a commercial scale Activated Carbon plant based on the experience with the pilot plant.

Cannabis

MILC has identified greenhouse cultivation as the sustainable method for growing cannabis in a cost-effective manner with a lower carbon footprint than indoor cultivation. Historically, cannabis in the United States has been grown indoors and this trend has continued even as various States have implemented legalization. MILC believes that its strategy of focusing on greenhouse cultivation represents a competitive advantage. Greenhouses cost less to construct and less to operate than indoor cultivation facilities and as such, we believe we can compete favorably with this approach.

The cannabis industry is experiencing rapidly growing demand amid the tailwind of increasing legalization at the State level. The inefficient availability of capital in the cannabis industry given the illegal status at the federal level presents a potential opportunity for MILC through its strategic affiliation with Power REIT (NYSE-American ticker: PW and PW.A). Power REIT is focused on financing the real estate component of controlled environment agriculture (CEA) facilities in the form of greenhouses.

Outlook

Carbon

While we are disappointed with the status of the Hawaii endeavor, we believe that the experience has led to what could be an extremely exciting opportunity to develop a sustainable approach to the production of activated carbon from waste materials. Typical production of activated carbon has a very high carbon footprint whereas we believe our model should have a negative carbon footprint. We look forward to continuing to develop this novel concept which should have applications beyond our initial waste stream feedstock.

Cannabis

We are excited with our new area of focus – sustainable cannabis cultivation in greenhouses. We are also proud of the rapid progress we are making at each site as well as the teams we are building. We are very focused on building teams that draw from the broader business community and people with a focus on greenhouse cultivation rather than just drawing from the cannabis industry. We are on track to report initial revenue from these activities in the fourth quarter of 2021. We expect to ramp up significantly in 2021 as we seek to generate significant operating income from these operations. The cannabis industry is growing at an incredible rate and our approach which is focused on low-cost and sustainable cultivation in greenhouses is paramount to a long-term and viable business model. Both of our current projects in Colorado and Oklahoma benefit from the potential for rapid speed to revenue. We are focused on bringing best in class, large-scale mainstream agricultural cultivation techniques to the cannabis industry.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results may differ from the original estimates, requiring adjustments to these balances in future periods.

As of June 30, 2021, the Company’s property, plant and equipment consisted of production equipment and support systems at the MHC facility in Hawaii and at MC’s pilot plant and support systems in Kentucky.

Property, plant and equipment is carried at historical cost, net of adjustments for impairment, if any. The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property, plant and equipment is not in service yet for MHC and MC. As such, no depreciation is recognized as of June 30, 2021.

Results of Operations

Three Months Ended June 30, 2021 and 2020:

Operating Expenses

During the three months ended June 30, 2021, and 2020, MILC’s operating expenses increased $947,899 primarily related to a decrease in impairment expense on PPE of $148,636, increase in property taxes of $21,549, increase in G&A expenses of $174,179, an increase in utilities of $19,117, an increase in insurance of $109,716, an increase of state and franchise taxes of $2,430, an increase in lease expense of $101,330, an increase on an India tax expense for SMC Global Securities of $633,311, and an increase in professional fees of $37,903.

Other Income (Expense) and Net Loss

Other income for the three months ended June 30, 2021 compared with 2020 increased by $58,662 due primarily to a decrease in realized gain of $53,450, a decrease in unrealized gain of $18,457 and an increase in other income of $130,519 which is primarily due to the PPP loan forgiveness.

Six Months Ended June 30, 2021 and 2020:

Operating Expenses

During the six months ended June 30, 2021, and 2020, MILC’s operating expenses decreased by $2,334,480 primarily related to a decrease in impairment expense on PPE of $3,442,765, increase in property taxes of $21,549, increase in G&A expenses of $176,801, an increase in utilities of $19,117, an increase in insurance of $109,766, an increase of state and franchise taxes of $3,728, an increase on an India tax expense for SMC Global Securities of $633,311, an increase in lease expense of $102,632 and an increase in professional fees of $43,985.

Other Income (Expense) and Net Loss

Other income for the six months ended June 31, 2021 compared with 2020 increased by $580,636 due primarily to a decrease in dividend income from SMC of $24,028, a decrease in interest income of $11,529, a decrease in realized gain of $53,450, a decrease in unrealized loss of $541,714 and an increase in other income of $127,929 which is primarily due to the PPP loan forgiveness.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $5,753,274 as of June 30, 2021, an increase of $3,857,677 from December 31, 2020. During the six months ended June 30, 2021, the primary increase of cash was due to investing activities from selling our remaining position of SMC shares.

With the cash available as of June 30, 2021, we believe these resources will be sufficient to fund our operations and commitments for at least twelve months from the date of this Quarterly Report on Form 10-Q. To fund our operations and commitments through December 31, 2021, MILC plans to generate revenue from our new investment focus of cannabis cultivation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and (to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of June 30, 2021 were effective.

Changes in Internal Control over Financial Reporting:

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, the subject of claims and suits arising out of matters related to our business. In general, litigation claims can be expensive, and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of the current litigation to which we are party to, and the impact of certain of these matters on our business, results of operations, and financial condition could be material. Regardless of the outcome, litigation has adversely impacted our business because of defense costs, diversion of management resources and other factors.

MHC is currently subject to a lawsuit which involves ownership of a piece of equipment that MHC believes it acquired as part of its original acquisition of the property through the bankruptcy trustee. MHC prevailed in this lawsuit with the court ruling in MHC’s favor and awarding a portion of MHC’s legal fees to MHC. The plaintiff has filed an appeal which is pending. MHC currently does not believe it is likely that the appeal will overturn the ruling of the lower court. MHC also does not believe it has material exposure in the event the ruling at the lower court is not affirmed.

Item 1A. Risk Factors.

During 2020, a global COVID 19 pandemic emerged which has had broad financial impact on most industries and countries. MILC continues to monitor COVID 19 and the potential financial implications on its assets and business plans. There can be no assurance what ultimate impact COVID 19 will have on MILC on a going forward basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to the Registrant’s Statement on Form 1 (File No.: 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to Amendments No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133189) filed on June 28, 2006, incorporated herein by reference.

Exhibit 3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated January 17, 2008 filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (File No. 333-133189) filed on January 28, 2008, incorporated herein by reference.

Exhibit 3.4	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated February 24, 2014 filed as an exhibit to Amendment No. 1 to the Registrant’s Form N-2 (File No. 811-22156) filed on November 4, 2014, incorporated herein by reference.

Exhibit 3.5	By-laws of Registrant filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.6	Amended and Restated By-laws of Registrant incorporated herein by reference to Exhibit 3.1 to the Form 8-K (File No. 811-22156) filed with Securities and Exchange Commission on October 4, 2021.

Exhibit 10.1	(1) Audited Financial Statements of Millennium Investment & Acquisition Co., Inc. for 2020

Exhibit 10.2	Lease Agreement with PW MI CanRE Marengo LLC incorporated herein by reference to Exhibit 99.1 to the Form 8-K (File No. 811-22156) filed with the Securities and Exchange Commission on September 9, 2021.

Exhibit 31.1	(1) Section 302 Certification for David H. Lesser

Exhibit 32.1	(1) Section 906 Certification for David H. Lesser

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended June 30, 2021 to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC.

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: October 15, 2021

