Form 10-Q
period 2021-09-30
Millennium Investment & Acquisition Co Inc.
filed 2021-11-12
CIK 1358656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

10,959,814 common shares, $0.001 par value, outstanding at November 11, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021
	(Unaudited)	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$3,447,968	$1,895,597
Inventory - Millennium Cannabis	802,110	-
Investment in equity securities - SMC Global Securities	-	5,662,706
Other current assets	270,006	50,855
Total current assets	4,520,084	7,609,158

Property, plant and equipment:
Millennium HI Carbon	2,765,000	2,765,000
Millennium Carbon	381,957	139,497
Millennium Cannabis	137,140	-
Net property, plant and equipment	3,284,097	2,904,497

Security deposits	1,036,405	-
Right of use assets - Millennium HI Carbon	1,366,458	1,403,190
Right of use assets - Millennium Cannabis	37,725,155	-
Total assets	$47,932,199	$11,916,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$289,222	$222,478
PPP loan - Millennium HI Carbon	-	137,700
Lease liability - Millennium HI Carbon	1,152,133	1,024,969
Lease liability - Millennium Cannabis	466,465	-
Total current liabilities	1,907,820	1,385,147

Lease liability - Millennium HI Carbon	1,377,515	1,399,285
Lease liability - Millennium Cannabis	38,026,483	-
Total Liabilities	$41,311,818	$2,784,432

Preferred Stock; par value $0.0001 per share, 5,000 shares authorized, no shares issued and outstanding
Common Stock; par value $0.0001 per share, 12,000,000 shares authorized, 10,959,814 shares issued and outstanding	1,096	1,096
Paid-in capital	52,400,025	52,400,025
Accumulated Deficit	(45,780,740)	(43,268,708)
Total Equity	$6,620,381	$9,132,413

Total Liabilities and Equity	$47,932,199	$11,916,845

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating Expenses
Property taxes	$51,687	$-	$73,236	$-
General & administrative expenses	338,781	66,597	673,956	161,869
Insurance	291,268	13,901	425,436	38,303
Depreciation expense	1,956	-	1,956	-
State and franchise tax	2,327	3,862	7,185	4,992
Provision for tax receivable	-	-	633,311	-
Impairment of property, plant and equipment - Millennium HI Carbon	-	-	-	3,442,765
Lease expense - Millennium Cannabis	665,161	-	767,793	-
Lease expense - Millennium HI Carbon	50,278	47,675	143,026	143,027
Total Operating Expenses	1,401,458	132,035	2,725,899	3,790,956

Net Loss from Operations	$(1,401,458)	$(132,035)	$(2,725,899)	$(3,790,956)

Other Income (Expenses)
Dividend income	$-	$-	$67,383	$91,411
Interest income	78	88	305	11,844
Realized gain on disposal of SMC Global Securities	-	-	-	53,450
Unrealized loss on investment in SMC Global Securities	-	-	-	(541,714)
Other income	-	-	146,179	18,250
Total Other Income (Expenses)	78	88	213,867	(366,759)

Net Loss	$(1,401,380)	$(131,947)	$(2,512,032)	$(4,157,715)

Net loss per share - basic and diluted	$(0.13)	$(0.01)	$(0.23)	$(0.38)
Weighted average share outstanding, basic and diluted	10,959,814	10,959,814	10,959,814	10,959,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2019	10,959,814	$1,096	$52,400,025	$(36,772,914)	$15,628,207
Net Loss	-	-	-	(3,855,385)	(3,855,385)
Balance as of March 31, 2020	10,959,814	1,096	52,400,025	(40,628,299)	11,772,822
Net Loss	-	-	-	(170,383)	(170,383)
Balance as of June 30, 2020	10,959,814	$1,096	$52,400,025	$(40,798,682)	$11,602,439
Net Loss	-	-	-	(131,947)	(131,947)
Balance as of September 30, 2020	10,959,814	$1,096	$52,400,025	$(40,930,629)	$11,470,492

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2020	10,959,814	$1,096	$52,400,025	$(43,268,708)	$9,132,413
Net Loss	-	-	-	(51,032)	(51,032)
Balance as of March 31, 2021	10,959,814	1,096	52,400,025	(43,319,740)	9,081,381
Net Loss	-	-	-	(1,059,620)	(1,059,620)
Balance as of June 30, 2021	10,959,814	$1,096	$52,400,025	$(44,379,360)	$8,021,761
Net Loss	-	-	-	(1,401,380)	(1,401,380)
Balance as of September 30, 2021	10,959,814	$1,096	$52,400,025	$(45,780,740)	$6,620,381

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(2,512,032)	$(4,157,715)

Adjustments to reconcile net loss to net cash used / provided in operating activities
Gain on PPP loan forgiveness	(137,700)	-
Noncash operating lease expense - Millennium HI Carbon	36,732	46,948
Noncash operating lease expense - Millennium Cannabis	447,063	-
Impairment - Millennium HI Carbon	-	3,442,765
Depreciation expense – Millennium Cannabis	1,956	-
Realized gain on disposal of SMC Global Securities	-	(53,450)
Unrealized loss on investment in SMC Global Securities	-	541,714

Changes in operating assets and liabilities
Accounts payable and accrued expenses	66,744	561,895
Inventory - Millennium Cannabis	(802,110)	-
Lease liability - Millennium HI Carbon	105,394	(473,346)
Lease liability - Millennium Cannabis	320,730	-
Prepaids and other current assets	(219,151)	41,256
Security deposit - Millennium Cannabis	(1,036,405)	-
Net cash used / provided by operating activities	$(3,728,779)	$(49,933)

Investing activities
Acquisition of property, plant and equipment	(381,556)	(739,904)
Proceeds from sales of marketable securities (SMC Global Securities), net	5,662,706	238,026
Net cash used / provided by investing activities	$5,281,150	(501,878)

Financing activities
Proceeds from PPP loan	-	137,700
Net cash provided by financing activities	$-	$137,700

Net increase (decrease) in cash and cash equivalents	1,552,371	(414,111)

Cash and cash equivalents, beginning of period	$1,895,597	$2,001,938

Cash and cash equivalents, end of period	$3,447,968	$1,587,827

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income tax	$-	$-
Supplemental disclosure of noncash flow information:
Initial recognition of right of use asset and lease liability	$38,172,218	$1,462,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1. OPERATIONS & NATURE OF BUSINESS

Millennium Investment & Acquisition Co. Inc., formerly known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) is an internally managed, non-diversified, closed-end investment company focused on two lines of business: cannabis cultivation and activated carbon.

Millennium Cannabis LLC, (“Millcann”), a wholly-owned subsidiary of MILC, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (CEA) in the form of greenhouses, with operations in Colorado, Oklahoma, and Michigan.

Millennium HI Carbon, LLC (“MHC”) is a wholly owned subsidiary that acquired an activated carbon plant in Hawaii (the “Hawaii Plant”) that was intended to produce a very high-grade form of Activated Carbon for the production of ultracapacitors which are an advanced electrical storage device. During the first half of 2019, MHC concluded that the Hawaii Plant was not capable of producing consistent results and has made efforts to minimize overhead and cash drain while it seeks a strategic alternative for the Hawaii Plant.

Millennium Carbon, LLC (“MC”) is a wholly owned subsidiary that has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries. MILC is evaluating the construction of a commercial scale plant based on the technology it has developed.

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

Principles of Consolidation

The accompanying consolidated financial statements of MILC include the accounts of the Company and its wholly-owned subsidiaries as follows:

Millennium Carbon LLC

Millennium HI Carbon LLC

Millennium Cannabis, LLC

Marengo Cannabis LLC (wholly-owned subsidiary of Millennium Cannabis, LLC)

The following variable interest entities of MILC are also included in the accompanying consolidated financial statements:

VinCann LLC

Walsenburg Cannabis LLC

All intercompany balances have been eliminated in consolidation.

Investment in Equity Securities

Equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. All gains and losses on equity securities, realized or unrealized, are recorded through gains or losses on equity securities on the consolidated statements of operations. On June 1, 2021, MILC sold its last remaining position in SMC Global, its only Investment in Equity Securities. As of September 30, 2021, the Company did not own any equity securities.

Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. In periods where the Company has a net loss, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as their effect would be anti-dilutive. The Company had no common stock equivalents for the three and nine months ended September 30, 2021, and 2020.

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

Inventory

Costs incurred during the growing and cultivation process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and overhead used in the growing and cultivation processes. The Company capitalizes pre-harvest costs.

Inventories of purchased finished goods are initially valued at cost and subsequently at the lower of cost and net realizable value.

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving or poor product quality by considering factors such as inventory levels and forecasted sales demand. Any identified excess, slow moving and poor quality inventory is written down to its net realizable value through a charge to cost of goods sold. The Company did not recognize any inventory reserves as of September 30, 2021.

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

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for MHC and MC consist of the following at September 30, 2021:

Property, Plant and Equipment:
Millennium HI Carbon	$2,765,000
Millennium Carbon	$381,957
Total Property, Plant and Equipment	$3,146,957

Property, plant and equipment for MHC and MC is not in service as of September 30, 2021. As such, no depreciation is recognized for the nine months ended September 30, 2021.

Property, plant and equipment for Millennium Cannabis, through its subsidiaries, consist of the following as of September 30, 2021:

Property, plant and equipment:
Millennium Cannabis	$139,096
Less: Depreciation Expense	1,956
Net Property, Plant and Equipment	$137,140

Depreciation is calculated on a straight-line basis over the course of five years. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1,956 and $0, respectively.

4. INVESTMENTS

As of September 30, 2021, MILC does not own any investments in SMC Global Securities. From December 2013 to June 2021, MILC sold its entire position in SMC Global. During the nine months ended September 30, 2021, MILC sold 7,933,690 shares for net proceeds of $5,029,396, net of withholding taxes of $633,311. The Company plans to submit a claim with the Government of India for a refund of the withholding taxes. There can be no assurances as to when or how much will be refunded, if any. Consequently, the Company has recorded a provision on the tax receivable for the nine months ended September 30, 2021.

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

5. OPERATING PROPERTIES

On May 24, 2021, MILC entered into a transaction that represents a new area of focus related to sustainable Cannabis cultivation in greenhouses by investing in a newly formed cannabis operator, Walsenburg Cannabis LLC (“WC”), which was created as a consolidated subsidiary of Millennium Cannabis. As part of the transaction, MILC has agreed to lend capital to WC for its business operations and MILC is in the process of obtaining regulatory approvals for holding cannabis licenses in Colorado. Upon receiving regulatory approval, it is contemplated that MILC will own a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return after which MILC has a 77.5% ownership stake. The remaining subordinated ownership is held by the management of WC. Simultaneous with MILC’s investment, WC entered into a long-term lease (the “Lease”) on an approximately 22.2 acre property including existing greenhouse and processing space (the “Property”). As part of the Lease, the Lessor, a wholly owned subsidiary of Power REIT (Ticker: PW and PW.PRA), has agreed to fund the rehabilitation and upgrading of the existing improvements and the construction of additional greenhouse space. Upon completion, the Property will have a total of approximately 102,800 square feet of greenhouse and related space. MILC’s total capital commitment for the project is $750,000. For the nine months ended September 30, 2021, MILC invested approximately $671,000 in WC.

On June 11, 2021, MILC agreed to invest in a newly formed cannabis operator, VinCann LLC (“VC”), which is a consolidated subsidiary of Millennium Cannabis. As part of the transaction, MILC has agreed to invest $750,000. The investment is in the form of a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return after which MILC has a 77.5% ownership stake. The remaining subordinated ownership is held by the management team of VC. Concurrent with MILC’s investment, VC entered into a 20-year lease (the “Lease”) for a 9.35-acre plot of land with approximately 40,000 square feet of greenhouse, 3,000 square feet of office space, and 100,000 square feet of fully fenced outdoor growing area with more than 20,000 square feet of hoop structures that was purchased by a subsidiary of Power REIT (Ticker: PW and PW.PRA). For the nine months ended September 30, 2021, MILC invested approximately $724,000 in VC.

On September 3, 2021, MILC announced that it is expanding its sustainable cannabis cultivation activities by establishing operations in Michigan. A new wholly owned subsidiary of Millcann, Marengo Cannabis LLC (“MarCann”), was created to enter into a 20-year lease with a subsidiary of Power REIT (Ticker: PW and PW.PRA, collectively, “Power REIT”). The property consists of 61.14 acres, of which MarCann is leasing 12 acres that accommodates a 556,416 square foot state-of-the-art greenhouse cultivation facility which is located in Marengo County and is the largest cannabis cultivation facility in Michigan.

Based on the guidance for a Variable Interest Entity and the fact that the Company is considered the primary beneficiary, MILC determined that WC and VC are considered VIE’s and therefore have consolidated these entities in its financial statements as of and for the nine months ended September 30, 2021.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

A contract is or contains a lease if the contract conveys the right to control the use of identified property (an identified asset) for a period of time in exchange for consideration.

As of September 30, 2021, the Company, through subsidiaries and consolidated VIEs, has entered into four operating leases:

●	A ground lease located in Hawaii for the purpose of acquiring an activated carbon plant with 13.67 years remaining and two options to renew for an additional 10 years. A right-of-use asset and lease liability of $1,462,062 was recognized on January 1, 2020. The balance as of September 30, 2021 of the right-of-use is $1,366,458 and the lease liability is $2,529,648, which includes deferred rent and a rent payable.

●	An operating lease entered into on May 21, 2021 for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Colorado with a 20-year term and two options to renew for an additional 5 years each. The lease has 19.58 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $5,378,407 during the second quarter. The balance as of September 30, 2021 of the right-of-use asset is $5,325,848 and the lease liability is $5,568,856.

●	An operating lease entered into on June 11, 2021 for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Oklahoma with a 20-year term and two options to renew for an additional 5 years each. The lease has 19.66 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $3,679,216 during the second quarter. The balance as of September 30, 2021 of the right-of-use asset is $3,641,977 and the lease liability is $3,809,497.

●	An operating lease entered into on September 3, 2021 for land, greenhouse and auxiliary/processing facilities approved for cannabis cultivation located in Michigan with a 20-year term and two options to renew for an additional 5 years. The lease has 19.92 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of 29,114,595 during the third quarter. The balance as of September 30, 2021 of the right-of-use asset is $28,757,330 and the lease liability is $29,114,595.

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

As of September 30, 2021, the scheduled lease payments are as follows:

2021	$151,350
2022	4,177,351
2023	9,542,317
2024	9,475,286
2025	8,001,074
Thereafter	81,673,823
Total Lease Payments	113,021,201
Less Imputed Interest	(71,998,605)
$41,022,596

As of September 30, 2021, the operating lease costs were as follows:

Total Operating Lease Expense
Operating Lease Expense (HI)	$106,294
Amortization of ROU assets - (HI)	36,732
Operating Lease Expense - Cannabis	320,730
Amortization of ROU assets - Cannabis	447,063
Total Operating Lease Expense	$910,819

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

7. DEBT

MHC obtained a $137,700 loan from American Savings Bank under the Small Business Administration (SBA) Paycheck Protection Program (“PPP”) in April 2020. Under the terms of the PPP, up to 100% of the loan (and related interest) may be forgiven if the proceeds are used for covered expenses and certain other requirements related to wage rates and maintenance of full-time equivalents are met. MHC applied for and received full forgiveness of the PPP loan from the SBA on May 25, 2021. The amount of loan forgiveness is presented as a component of other income on the consolidated statements of operations. The balance of the PPP Loan as of September 30, 2021 is $0.

8. COMMON STOCK

Our Certificate of Incorporation currently authorizes the issuance of 12,000,000 shares of common stock and 5,000 shares of preferred stock, each with a par value of $0.0001 per share. The total shares outstanding as of September 30, 2021 is 10,959,814.

In November 2013, the Company’s Board of Directors authorized a buyback of up to 800,000 shares of its common stock. Buybacks will be made from time to time based on the view of the Company of its trading price relative to its underlying value and subject to compliance with applicable legal requirements. No buybacks were made during the nine months ended September 30, 2021.

9. RELATED PARTY TRANSACTIONS

Administrative Fees

(a)	The Board has approved base compensation for the CEO of the Company, David Lesser, at a rate of $10,000 per month from MILC. In addition, the Board approved base compensation for Mr. Lesser at a monthly rate of $10,000 from the wholly owned subsidiary, Millennium HI Carbon, LLC.
(b)	Commencing September 2016, the Board approved payment to an entity affiliated with the CEO of the company, David Lesser, to reimburse such entity for accounting and administrative functions at a rate of $750 per month for each of MILC and Millennium HI Carbon. During the nine months ended September 30, 2021, the total amount expensed to such affiliate was $28,500 which included an accrual of a onetime payment of $15,000 for expenses incurred during the third quarter due to an unusual amount of time allocated to the 2Q21 SEC filings.

The Company has hired Morrison Cohen, LLP (“MoCo”) as its legal counsel with respect to general corporate matters. The spouse of the Company’s CEO is a partner at Morrison. During the nine months ended September 30, 2021, the Company paid $16,019 to MoCo. There is no outstanding balance as of September 30, 2021.

VC, WC, and MarCann have entered into long-term leases for greenhouse cultivation properties that are owned by subsidiaries of Power REIT (Ticker: PW and PW.PRA). David Lesser is the Chairman and CEO of both MILC and Power REIT.

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

10. SUBSEQUENT EVENTS

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

On November 2, 2021 MarCann entered into an amendment of its lease with Power REIT whereby the latter agreed to fund additional items for improvement of the greenhouse cultivation facility operated by MarCann amounting to approximately $4,100,000 resulting in corresponding increases in the monthly base rent and security deposit. The economic terms of the Amendment are the same as the original lease for the Property.

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

MHC has entered into a secured demand note with MILC (“Lender”) with an interest rate of 8% which is repayable upon demand by the Lender. As of September 30, 2021, the amount of the loan outstanding is approximately $2,893,576 with accrued interest of $390,230.

On May 24, 2021, MILC announced that the Company entered into a transaction that represents a new area of focus related to sustainable Cannabis cultivation in greenhouses by investing in a newly formed cannabis operator, Walsenburg Cannabis LLC (“WC”). WC is a newly wholly owned subsidiary of Millennium Cannabis, which is a newly formed wholly owned subsidiary of MILC. As part of the transaction, MILC has agreed to lend capital to WC for its business operations and MILC is in the process of obtaining regulatory approvals for holding cannabis licenses in Colorado. Upon receiving regulatory approval, it is contemplated that MILC will own a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return after which MILC has a 77.5% ownership stake. The remaining subordinated ownership is held by the management of WC. Simultaneous with MILC’s investment, WC entered into a long-term lease (the “Lease”) on an approximately 22.2-acre property including existing greenhouse and processing space (the “Property”). As part of the Lease, the Lessor, a wholly owned subsidiary of Power REIT (Ticker: PW and PW.PRA), has agreed to fund the rehabilitation and upgrading of the existing improvements and the construction of additional greenhouse space. Upon completion, the Property will have a total of approximately 102,800 square feet of greenhouse and related space. MILC’s total capital commitment for the project is $750,000.

On June 11, 2021, MILC announced that it has agreed to invest in a newly formed cannabis operator, VinCann LLC (“VC”). VC is a newly formed wholly owned subsidiary of Millennium Cannabis. As part of the transaction, MILC has agreed to invest $750,000. The investment will take the form of a preferred equity interest that receives a full return of invested capital plus a12.5% preferred return after which MILC has a 77.5% ownership stake. The remaining subordinated ownership is held by the management team of VC. Concurrent with MILC’s investment, VC entered into a 20-year lease (the “Lease”) for a 9.35-acre plot of land with approximately 40,000 square feet of greenhouse, 3,000 square feet of office space, and 100,000 square feet of fully fenced outdoor growing area with 20,000+ square feet of hoop structures that was purchased by Power REIT (Ticker: PW and PW.PRA).

On September 9, 2021, MILC announced that it is expanding its sustainable cannabis cultivation activities by establishing operations in Michigan. A new wholly owned subsidiary of Millennium Cannabis, Marengo Cannabis LLC (“MarCann”), was created to enter into a 20-year lease with a subsidiary of Power REIT (Ticker: PW and PW.PRA). The property consists of 61.14 acres, of which MarCann is leasing 12 acres that accommodates a 556,416 square foot state-of-the-art greenhouse cultivation facility which is located in Marengo County and is the largest cannabis cultivation facility in Michigan. As part of the Lease, the Lessor, a wholly owned subsidiary of Power REIT (ticker: PW and PW.PRA), has agreed to fund the rehabilitation and upgrading of the existing improvements and the construction of additional greenhouse space.

As of September 30, 2021, MILC has two areas of focus:

1	Sustainable cultivation of Cannabis in Greenhouses
2	Activated Carbon

Recent Developments

Carbon

The Company has restored all production equipment and necessary support systems to operation at the MHC facility but unfortunately, MHC has also experienced significant variations in the quality of the material produced which is not commercially viable. Additionally, the Company is developing a proof-of-concept pilot plant in Kentucky and believes that the concept is valid and can be scaled to a commercial operation. MC is currently formulating a plan for a commercial scale Activated Carbon plant based on the experience with the pilot plant.

Cannabis

During 2021, MILC added sustainable cultivation of cannabis in greenhouses as an investment focus and as of September 30, 2021, has invested in three newly formed cannabis operators, Walsenburg Cannabis, LLC, VinCann LLC, and Marengo Cannabis LLC.

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

The Vinita facility was a distressed acquisition purchased from an undercapitalized operator. Strong in-place infrastructure and the operational status upon acquisition allows for rapid speed to revenue. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provide an attractive opportunity to immediately commercialize the facility for cannabis cultivation. MILC believes that this property has significant potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Oklahoma market

The Michigan facility was a distressed acquisition purchased that was vacant at the time of acquisition. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provide an attractive opportunity to immediately commercialize the facility for cannabis cultivation. MILC believes that this property has significant potential to become the largest, low-cost producer of high-quality cannabis to compete effectively in the Michigan market.

Technical Strategy

Carbon

The Company identified a novel approach to producing Activated Carbon and is developing a pilot-plant as a proof of concept. This project is located in Kentucky and the initial feedstock is a waste stream that is available in large quantities from bourbon distilleries which is a large industry in Kentucky and which represents a significant waste problem that is impacting the industry. To build the pilot plant, MILC, through its wholly owned subsidiary, Millennium Carbon LLC (“MC”) purchased several used pieces of equipment at a fraction of the cost of new equipment in order to construct a plant capable of establishing the viability of the process beyond a “lab-scale” demonstration. To date, MC has operated this pilot plant and believes that the concept is valid and can be scaled to a commercial operation. MC is currently formulating a plan for a commercial scale Activated Carbon plant based on the experience with the pilot plant.

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

Outlook

Carbon

While we are disappointed with the status of the Hawaii endeavor, we believe that the experience has led to what could be an exciting opportunity to develop a sustainable approach to the production of activated carbon from waste materials. Typical production of activated carbon has a very high carbon footprint whereas we believe our approach may have a negative carbon footprint. We look forward to continuing to develop this novel concept which should have applications beyond our initial waste stream feedstock.

Cannabis

We are excited with our new area of focus – sustainable cannabis cultivation in greenhouses. We are also proud of the rapid progress we are making at each site as well as the teams we are building. We are very focused on building teams that draw from the broader business community and people with a focus on greenhouse cultivation rather than just drawing from the cannabis industry. We believe we are on track to report initial revenue from these activities in the fourth quarter of 2021. We expect to ramp up significantly in 2022 as we seek to generate operating income from these operations. The cannabis industry is growing at an incredible rate and our approach, which is focused on low-cost and sustainable cultivation in greenhouses, is paramount to a long-term and viable business model. Our projects in Colorado and Oklahoma benefit from the potential for rapid speed to revenue. Our most recent project in Michigan is the largest cannabis cultivation facility in Michigan and, once operational, should compete very well in this rapidly growing market. We are focused on bringing best in class, large-scale mainstream greenhouse agricultural cultivation techniques to the cannabis industry.

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

As of September 30, 2021, the Company’s Property, Plant and Equipment consisted of production equipment and support systems at the MHC facility in Hawaii and at MC’s pilot plant and support systems in Kentucky, as well as furniture and equipment at the three operations relating to Millennium Cannabis.

Property, plant and equipment is carried at historical cost, net of adjustments for impairment, if any. The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property, plant and equipment is not in service yet for MHC and MC. As such, no depreciation is recognized as of September 30, 2021. Millennium Cannabis recognized depreciation on its Furniture and Equipment starting September 30, 2021 on a straight line basis over the course of five years.

Results of Operations

Three Months Ended September 30, 2021 and 2020:

Operating Expenses

During the three months ended September 30, 2021, and 2020, MILC’s operating expenses increased $1,269,423 primarily related to an increase in lease expense of $667,764, an increase in insurance expense of $277,367, an increase in property taxes of $51,687, an increase in G&A expenses of $272,184 an increase in depreciation expense of $1,956 and a decrease in state and franchise tax expense of $1,535.

Other Income (Expense) and Net Loss

Other income for the three months ended September 30, 2021 compared with 2020 decreased by $10 due to a decrease in interest income.

Nine Months Ended September 30, 2021 and 2020:

Operating Expenses

During the nine months ended September 30, 2021, and 2020, MILC’s operating expenses decreased by $1,065,057 primarily related to a decrease in impairment expense on PPE of $3,442,765, increase in property taxes of $73,236, increase in G&A expenses of $512,087, an increase in insurance of $387,133, an increase on a provision for tax receivable for SMC Global Securities of $633,311, and an increase in lease expense of $767,792.

Other Income (Expense) and Net Loss

Other income for the nine months ended September 31, 2021 compared with 2020 increased by $580,626 due primarily to a decrease in unrealized loss of $541,714 and an increase in other income of $127,929 which is primarily due to the PPP forgiveness. These increases were offset by a decrease in dividend income from SMC of $24,028, a decrease in interest income of $11,539 and a decrease in realized gain of $53,450.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $3,447,968 as of September 30, 2021, an increase of $1,552,371 from December 31, 2020. During the nine months ended September 30, 2021, the primary increase of cash was due to investing activities from selling our remaining position of SMC shares offset by cash used in operating activities.

With the cash available as of September 30, 2021, we believe these resources will be sufficient to fund our operations and commitments for at least twelve months from the date of this Quarterly Report on Form 10-Q. To fund our operations and commitments through December 31, 2022, MILC plans to generate revenue from our new investment focus of cannabis cultivation.

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

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of September 30, 2021 were effective.

Changes in Internal Control over Financial Reporting:

During the nine months ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During 2020, a global COVID 19 pandemic emerged which has had broad financial impact on most industries and countries. MILC continues to monitor COVID 19 and the potential financial implications on its assets and business plans. Supply chains for certain materials have lengthened which may cause project level delays although at this point there is no way to quantify the impact this will have. There can be no assurance what ultimate impact COVID 19 will have on MILC on a going forward basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to the Registrant’s Statement on Form 1 (File No.: 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to Amendments No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133189) filed on June 28, 2006, incorporated herein by reference.

Exhibit 3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated January 17, 2008 filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (File No. 333-133189) filed on January 28, 2008, incorporated herein by reference.

Exhibit 3.4	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated February 24, 2014 filed as an exhibit to Amendment No. 1 to the Registrant’s Form N-2 (File No. 811-22156) filed on November 4, 2014, incorporated herein by reference.

Exhibit 3.5	By-laws of Registrant filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.6	Amended and Restated By-laws of Registrant incorporated herein by reference to Exhibit 3.1 to the Form 8-K (File No. 811-22156) filed with Securities and Exchange Commission on October 4, 2021.

Exhibit 10.1	(1) Audited Financial Statements of Millennium Investment & Acquisition Co., Inc. for 2020

Exhibit 10.2	Lease Agreement with PW MI CanRE Marengo LLC incorporated herein by reference to Exhibit 99.1 to the Form 8-K (File No. 811-22156) filed with the Securities and Exchange Commission on September 9, 2021.

Exhibit 10.3	Lease Agreement with PW CO CanRE Walsenburg LLC incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q (File No. 811-22156) filed with the Securities and Exchange Committee as of November 11, 2021.

Exhibit 10.4	Lease Agreement with PW CanRE OK Vinita LLC incorporated herein by reference to Exhibit 10.4 to the quarterly report on Form 10-Q (File No. 811-22156) filed with the Securities and Exchange Committee as of November 11, 2021.

Exhibit 10.5	Lease Amendment with PW MI CanRE Marengo LLC incorporated herein by reference to Exhibit 99.1 to the Form 8-K (File No. 811-22156) filed with the Securities and Exchange Commission on November 4, 2021.

Exhibit 31.1	(1) Section 302 Certification for David H. Lesser

Exhibit 32.1	(1) Section 906 Certification for David H. Lesser

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2021 to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM INVESTMENT & ACQUISITION CO. INC.

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: November 11, 2021

