Form 10-K
period 2021-12-31
Millennium Sustainable Ventures Corp.
filed 2022-03-15
CIK 1358656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32931

Millennium Sustainable Ventures Corp.

(Exact name of registrant as specified in its charter)

Delaware	20-4531310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Winding Road, Old Bethpage, New York 11804

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (212) 750-0371

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	Not Applicable	Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock Par Value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates as of June 30, 2021, the Registrant’s most recently completed second fiscal quarter, was approximately $6,626,514 computed by reference to the closing price of the Registrant’s common stock on June 30, 2021 of $0.75 per share.

As of March 15, 2022, there were 10,959,814 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

GENERAL

Unless otherwise indicated, all references to “Millennium,” “MILC,” “we,” “us,” “our,” or the “Company,” in this Annual Report on Form 10-K refers to Millennium Sustainable Ventures Corp. and our direct subsidiaries Millennium Cannabis LLC, Millennium HI Carbon LLC, Millennium Carbon LLC, and Millennium HR LLC, and two indirect subsidiaries VinCann LLC and Marengo Cannabis LLC and one variable interest entity, Walsenburg Cannabis LLC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements by the use of words such as “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “would,” “should,” “project,” “plan,” “assume” or other similar words or expressions, or negatives of such words or expressions, although not all forward-looking statements can be identified in this way. All statements contained in this document regarding strategy, plans, future operations, projected financial condition or results of operations, prospects, the future of Millennium Sustainable Ventures Corp.’s industries and markets, outcomes that might be obtained by pursuing management’s plans and objectives, and similar subjects, are forward-looking statements. Over time, Millennium Sustainable Ventures Corp.’s actual performance, results, financial condition and achievements may differ from the anticipated performance, results, financial condition and achievements that are expressed or implied by Millennium Sustainable Ventures Corp.’s forward-looking statements, and such differences may be significant and materially adverse to Millennium Sustainable Ventures Corp. and its security holders.

All forward-looking statements reflect Millennium Sustainable Ventures Corp.’s good-faith beliefs, assumptions and expectations, but they are not guarantees of future performance. Furthermore, Millennium Sustainable Ventures Corp.’s disclaims any obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes. For a further discussion of factors that could cause Millennium Sustainable Ventures Corp.’s future performance, results, financial condition or achievements to differ materially from that which is expressed or implied in Millennium Sustainable Ventures Corp.’s forward-looking statements, see “Risk Factors” under Item 1A of this document.

PART I

Item 1. Business

Overview

Millennium Sustainable Ventures Corp., formerly known as Millennium Investment & Acquisition Co. Inc., formerly known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) currently has two business focuses: (i) sustainable cultivation of cannabis in greenhouses, and (ii) sustainable production of activated carbon.

Millennium Cannabis LLC, our wholly owned subsidiary, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (“CEA”) in the form of greenhouses, with current operations in Colorado, Oklahoma, and Michigan.

Millennium Carbon, LLC is a wholly owned subsidiary that has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries. MILC is evaluating the construction of a commercial scale plant based on the technology it has developed.

Deregistration as a 1940 Act Company and Name Change

During 2020, MILC announced that it was seeking to de-register as an Investment Company that is regulated under Investment Company Act of 1940 (the “1940 Act”). As previously announced, MILC has completed the liquidation of its sole investment in securities - its investment in SMC Global Securities Limited and plans to invest the proceeds in operating businesses. On October 14, 2020, shareholders approved a proposal to change the nature of the Company’s business from a registered investment company under the 1940 Act to a holding company that focuses primarily on owning and operating businesses (collectively, the “Deregistration Proposal”). On March 1, 2021, as amended on May 11, 2021, December 9, 2021 and January 21, 2022, the Company filed an application pursuant Section 8(f) of the Investment Company Act of 1940 for an Order Declaring that MILC has Ceased to be an Investment Company (the “Deregistration Order”). On February 2, 2022, the SEC issued a notice that it was commencing the 25-day public review period in response to MILC’s application. On February 28, 2022, MILC received the Deregistration Order declaring that is has ceased to be an Investment Company. Consequently, the financial statements presented in this Annual Report on Form 10-K are presented in accordance with the reporting requirements under the Securities Exchange Act of 1934, as amended.

On October 1, 2021, MILC filed an application with FINRA for approval to change its name to Millennium Sustainable Ventures Corp. MILC received approval for the name change effective February 11, 2022 as disclosed in a Form 8-K and Press Release issued on February 16, 2022. We believe the name change better reflects our focus on sustainable Controlled Environment Agriculture cultivation in greenhouses and the sustainable production of activated carbon. MILC, with a focus on the “Triple Bottom Line” and a commitment to Profit, Planet and People is focused on sustainable business practices.

Corporate Structure

MILC has seven subsidiaries. Millennium Cannabis LLC (“MillCann”), Millennium HI Carbon LLC (“MHC”), Millennium Carbon LLC, (“MillCarbon”) and Millennium HR LLC (“MILCHR”) are wholly owned. VinCann LLC (“VC”) and Marengo Cannabis LLC (“MarCann”) are owned by MillCann and operate our cannabis cultivation operations in Oklahoma and Michigan respectively. Walsenburg Cannabis LLC (“WC”) is currently owned by a third party; however, is considered a variable interest entity of MillCann because MillCann, due to the loan it has made to WC, is deemed to have the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb financial losses of the entity and right to receive benefits from the entity. See Note 2 to the Notes to Financial Statements “Summary of Significant Accounting Policies -Variable Interest Entities.” MillCann will own 82.0% and 100% equity ownership of VC and MarCann, respectively, and after conversion of the convertible note of WC will own 83.5% of WC.

The chart below shows the organizational structure of the Company as of December 31, 2021.

1MillCann has invested in VC through a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return, after which MillCann has an 82.0% ownership stake. As of December 31, 2021, MillCann has not received its return of capital and preferred return. Once this occurs, the remaining subordinated ownership will be held by the management team of VC.

2 Walsenburg Cannabis LLC is currently owned by a third party. MillCann’s investment in Walsenburg Cannabis LLC is structured as a convertible loan pending Colorado regulatory approval after which the loan will convert into 83.5% ownership of the equity of Walsenburg Cannabis LLC and a priority position for return of investment and a 12.5% preferred return on investment.

Our Current Operations

As of December 31, 2021, MILC currently has two areas of focus and conducts business in two operating segments as follows:

1	Sustainable cultivation of Cannabis in Greenhouses
2	Activated Carbon

Cannabis

During 2021, MILC added sustainable cultivation of cannabis in greenhouses as an investment focus and as of December 31, 2021, has invested in three newly formed cannabis operators, Walsenburg Cannabis, LLC, VinCann LLC, and Marengo Cannabis LLC. MillCann leases its three cannabis cultivation properties from subsidiaries of Power REIT (NYSE AMEX: PW and PW.PRA). David Lesser is Chairman and CEO of Power REIT and also Chairman and CEO of MILC. MILC’s affiliation with Power REIT provides efficient access to capital allowing MILC to establish operations quickly and become a sustainable high-quality, low-cost producer of cannabis.

Colorado

On May 24, 2021, MILC announced that the Company entered a new area of focus related to sustainable cannabis cultivation in greenhouses by investing in a newly formed cannabis operator, Walsenburg Cannabis LLC (“WC”) WC leases a 22.2-acre property in Walsenburg, CO. Upon completion of improvements, the site will have approximately 102,000 square feet of greenhouse and related space. The Walsenburg facility was a distressed acquisition that had ceased operations. We commenced the rehabilitation of the property in May 2021, and it is now operational. During 2021, WC harvested and processed our first crops and sales are underway.

As part of the transaction, MillCann issued capital to WC in the form of a convertible loan for its business operations and MILC is in the process of obtaining regulatory approvals for holding cannabis licenses in Colorado. As of December 31, 2021, MillCann has advanced $1,548,637 pursuant to the loan. Upon receiving regulatory approval which had not yet occurred as of December 31, 2021, it is contemplated that the loan will convert into a preferred equity interest in WC that receives a full return of invested capital plus a 12.5% preferred return after which MillCann has an 83.5% ownership stake. The remaining subordinated ownership will be held by the management of WC. Simultaneous with MillCann’s investment, WC entered into a 20-year lease (the “WC Lease”) on an approximately 22.2-acre property including existing greenhouse and processing space in Walsenburg, Colorado (the “WC Property”). As part of the WC Lease, the lessor, a wholly owned subsidiary of Power REIT (Ticker: PW and PW.PRA), which is a company that David Lesser our Chief Executive Officer is also the Chief Executive Officer, agreed to fund the rehabilitation and upgrading of the existing improvements and the construction of additional greenhouse space. Upon completion, the WC Property will have a total of approximately 102,800 square feet of greenhouse and related space. The Walsenburg cannabis campus was a distressed acquisition of a facility that had ceased operations. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provided an attractive opportunity to immediately commercialize the facility for cannabis cultivation. MILC believes that this WC Property has potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Colorado market. The campus is subdivided into five parcels which allows for a significant availability of plant count based on how the Colorado Marijuana licensing works.

Oklahoma

MillCann currently operates a 9.35-acre property in Vinita, OK through VinCann LLC (“VC”). The site features 40,000 square feet of greenhouse and related space and approximately 100,000 square foot outdoor growing area. The Vinita facility was a distressed property operated by an undercapitalized operator. We commenced the rehabilitation of the property in June, 2021, and are now fully operational. During 2021, we harvested and processed our first crops and sales will begin in the first quarter of 2022.

MillCann has invested $1,308,293 in VC through a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return after which MillCann will have an 82.0% ownership stake. The remaining subordinated ownership will be held by the management team of VC. Concurrent with MillCann’s investment, VC entered into a 20-year lease (the “VC Lease”) for a 9.35-acre plot of land in Vinita, Oklahoma with approximately 40,000 square feet of greenhouse, 3,000 square feet of office space, and 100,000 square feet of fully fenced outdoor growing area with 20,000+ square feet of hoop structures (the “VC Property”). As part of the VC Lease, the lessor, a wholly owned subsidiary of Power REIT (Ticker: PW and PW.PRA), agreed to fund the rehabilitation and upgrading of the existing improvements. The Vinita facility was a distressed acquisition purchased from an undercapitalized operator. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provided an attractive opportunity to immediately commercialize the facility for cannabis cultivation.

Michigan

On September 9, 2021, MILC announced the expansion of its sustainable cannabis cultivation activities by establishing operations in Michigan. A new wholly owned subsidiary of MillCann, Marengo Cannabis LLC (“MarCann”), was created and entered into a 20-year lease (the “MarCann Lease) for approximately 12 acres that includes a 556,416 square foot state-of-the-art greenhouse cultivation facility which is located in Marengo County, Michigan (the “MC Property”). MILC has invested $1,302,711 in this property and believes it is the largest cannabis cultivation facility in Michigan. As part of the Lease, the Lessor, a wholly owned subsidiary of Power REIT (ticker: PW and PW.PRA), has agreed to fund the rehabilitation and upgrading of the existing improvements.

The Michigan facility was a distressed acquisition that was vacant at the time of acquisition. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provide an attractive opportunity to commercialize the facility for cannabis cultivation. MILC believes that this property has the potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Michigan market.

We are in the process of making modifications to the property for cannabis cultivation and continue to work on local and state approvals and licenses and expect to be in a position to commence operations once all approvals are obtained.

Activated Carbon

In September 2014, Millennium HI Carbon, LLC (“MHC”) was formed as a wholly owned subsidiary of MILC in the state of Hawaii for the purpose of acquiring an activated carbon plant located near the port of Kawaihae, Hawaii (the “Plant”). The acquisition, which was completed in May 2015, consisted of the existing equipment which is located on 13 acres of land leased from the Department of Hawaiian Home Lands.

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

The Plant was intended to process a waste stream of macadamia nut shells into a special form of premium-grade Activated Carbon, which, due to its large surface area and complex network of pores, provides benefits in a variety of chemical processes including filtration, purification and energy storage. In particular, the Activated Carbon expected to be produced by the Plant was targeted for manufacturing electrical double-layer capacitors, which are commonly referred to as ultracapacitors or supercapacitors, an advanced energy storage alternative to traditional batteries. Ultracapacitors are found in a diverse array of electronic equipment from daily usage engine starting, hybrid and electric vehicles to windmills.

MHC successfully restored all production equipment and necessary support systems to operation and MHC completed 31 trial run campaigns that produced over 60 tons of Activated Carbon. The process was iterative where MHC operated the Plant for a couple of days to produce Activated Carbon and then performed laboratory testing. MHC produced some very high-grade material that would be attractive to ultracapacitor manufacturers. Unfortunately, MHC has also experienced significant variations in the quality of the material produced which is not commercially viable.

During the first half of 2019, MHC concluded that the existing carbonization reactor intended to remove volatile material and produce char was causing the inconsistent results. In evaluating alternatives, MHC identified a novel and potentially better approach to producing Activated Carbon. Based on this, MILC has made efforts to minimize overhead and cash drain while it seeks a strategic alternative for the Hawaii Plant. Effective December 31, 2021, MILC determined to write off the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. Impairment of $2,765,000 was recognized during the year ended December 31, 2021 to account for the full write off of the asset. MHC is not current with respect to its obligations contained in the ground lease for the MHC property on which the plant is located. As of December 31, 2021, MHC has a payable outstanding to the ground lessor, the Department of Hawaiian Home Lands, of approximately $1,165,000. MHC has also entered into a secured demand note with MILC (“Lender”) with an interest rate of 8% which is repayable upon demand by the Lender. As of December 31, 2021, the amount of the loan outstanding is approximately $3,073,600 with accrued interest of $445,070.

In evaluating operational issues at MHC, as described above, MILC identified a novel approach to producing Activated Carbon and determined to construct a pilot-plant as a proof of concept. This project is located in Kentucky and the initial feedstock is stillage which is a waste stream that is available in large quantities from bourbon distilleries which is a large industry in Kentucky and which represents a significant waste problem that is impacting the bourbon industry. To build the pilot plant, MILC, through its wholly owned subsidiary, Millennium Carbon LLC (“MillCarbon”) purchased several used pieces of equipment at a fraction of the cost of new equipment in order to construct a plant capable of establishing the viability of the process beyond a “lab-scale” demonstration. To date, MillCarbon has operated this pilot plant and believes that the concept is valid and can be scaled to a commercial operation. MillCarbon is currently formulating a plan for a commercial scale Activated Carbon plant based on the experience with the pilot plant.

Technical Strategy

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

Carbon

The Company identified a novel approach to produce Activated Carbon and has constructed a pilot-plant as a proof of concept. This project is located in Kentucky and the initial feedstock is a waste stream that is available in large quantities from bourbon distilleries which is a large industry in Kentucky and which represents a significant waste problem that is impacting the industry. To build the pilot plant, MILC, through its wholly owned subsidiary, MillCarbon purchased several used pieces of equipment at a fraction of the cost of new equipment in order to construct a plant capable of establishing the viability of the process beyond a “lab-scale” demonstration. To date, MillCarbon has operated this pilot plant and believes that the concept is valid and can be scaled to a commercial operation. MillCarbon is currently formulating a plan for a commercial scale Activated Carbon plant based on the experience with the pilot plant.

Outlook

Cannabis

We are excited about our new area of focus – sustainable cannabis cultivation in greenhouses. We are also proud of the rapid progress we are making at each site as well as the teams we are building. We are very focused on building teams that draw from the broader business community and people with a focus on greenhouse cultivation rather than just drawing from the cannabis industry. Revenue received in the fourth quarter of 2021 was approximately $42,000. We expect to ramp up significantly in 2022 as we seek to generate operating income from these operations. The cannabis industry is growing at a rapid rate and our approach, which is focused on low-cost and sustainable cultivation in greenhouses, is a key component of our long-term business model. Our projects in Colorado and Oklahoma benefit from the potential for rapid speed to revenue. Our most recent project in Michigan is the largest cannabis cultivation facility in Michigan and, once operational, should compete very well in this rapidly growing market. We are focused on bringing best in class, large-scale mainstream greenhouse agricultural cultivation techniques to the cannabis industry.

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

Sustainability

Cannabis

In 2021, according to BofA Securities, the U.S. Regulated Cannabis industry generated $25 billion in sales revenue representing 40% growth year over year. This growth is partly driven by changing attitudes towards cannabis. According to a 2021 Pew Research Poll, 91% of U.S. adults say that marijuana should be legal, while only 9% say that it should not. As of March 15, 2022, 36 states have legalized marijuana for medical use, 16 have legalized recreational use, and these numbers are expected to continue to rise.

Millennium Cannabis LLC, (“MillCann”), a wholly owned subsidiary of MILC, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (CEA) in the form of greenhouses. MillCann currently has operations in Colorado, Oklahoma, and Michigan. Millcann is focused on bringing best-in-class, large scale agriculture techniques to the cannabis industry.

Millennium Cannabis focuses on cultivation of cannabis in Controlled Environment Agriculture facilities (CEA) in the form of greenhouses. Greenhouses represent a more sustainable approach to the cultivation of cannabis relative to indoor cultivation which accounts for the majority of cannabis cultivation in the United States. By focusing on greenhouses, MILC provides an extremely environmentally friendly solution, which consumes approximately 70% less energy than indoor growing operations that do not benefit from “free” sunlight and requires significant amounts of heating, ventilation and air conditioning (“HVAC”). Greenhouses use 90% less water than field grown plants, and all of MILC’s greenhouse properties operate without the use of pesticides avoiding agricultural runoff of fertilizers and pesticides. These facilities cultivate medical Cannabis, which has been recommended to help manage a myriad of medical symptoms, including seizures and spasms, Multiple sclerosis, post-traumatic stress disorder, migraines, arthritis, Parkinson’s disease, and Alzheimer’s.

During 2021, Millennium Cannabis made significant progress building an experienced cannabis cultivation team. By leveraging the sustainable infrastructure at our three greenhouse cultivation facilities, we are positioned to become a competitive, low-cost producer of high-grade cannabis in each market we operate in.

MILC leases its three cannabis cultivation properties from subsidiaries of Power REIT (NYSE AMEX: PW and PW.PRA). David Lesser is Chairman and CEO of Power REIT and also Chairman and CEO of MILC. MILC’s affiliation with Power REIT provides efficient access to capital allowing MILC to establish operations quickly and become a sustainable high-quality, low-cost producer of cannabis.

Carbon

The global Activated Carbon market is expected to continue an upward trend over the next decade reaching $8.9 billion by 2026 as cited by MarketsandMarkets, 2021. Activated Carbon is used in a variety of filtration and purification applications which help improve the environment and is also important to the manufacture of many products. Expanding urbanization, construction, and chemical production is increasing the amount of waste in need of treatment. We believe that additional tailwinds from the global push for decarbonization, pollution control, and sustainable manufacturing processes may increase demand for and interest in, Activated Carbon related opportunities.

Millennium Carbon, LLC (“MillCarbon”) is a wholly owned subsidiary that is currently developing a novel technology for the sustainable production of Activated Carbon. The primary feedstock for the production of Activated Carbon is coal and the overall process has a very high carbon footprint. Our proprietary technology will use carbon dense waste streams that often represent disposal problems as its feedstock. In doing so, MillCarbon is expected to not only solves a waste problem but also generates Activated Carbon that can be used in industry for purification and filtration.

MillCarbon has constructed a proof-of-concept pilot-scale plant in Kentucky, using novel technology to produce Activated Carbon from a waste stream (“Stillage”) generated by Bourbon distilleries as its feedstock. MillCarbon believes that the bourbon industry in Kentucky generates in excess of 1 billion gallons per year of Stillage and this represents a significant environmental disposal problem. Initial results from the operation of the pilot-scale plant are encouraging. MILC is commencing the evaluation of constructing a commercial scale plant.

Millennium HI Carbon, LLC (“MHC”) is a wholly owned subsidiary that acquired an Activated Carbon plant in Hawaii (the “Hawaii Plant”) that was intended to produce a very high-grade form of Activated Carbon for the production of ultracapacitors which are an advanced electrical storage device. During the first half of 2019, MHC concluded that the Hawaii Plant was not capable of producing consistent results and has made efforts to minimize overhead and cash drain while it seeks a strategic alternative for the Hawaii Plant. Effective December 31, 2021, MILC determined to write off the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. Impairment of $2,765,000 was recognized as of December 31, 2021 to account for the full write off of the asset.

Corporate History

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

Human Capital

Mr. David H. Lesser serves as a member and Chairman of our Board of Directors. He also serves as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. In November 2021, we also announced the appointment of Miriam Rouziek to our Board of Directors. Ms. Rouziek has more than 10 years of accounting, tax, and audit experience.

Across our business, we believe our employees are our most valuable asset and that our success depends on our ability to retain our key personnel. We believe that the skills, experience, and industry knowledge of our employees significantly benefit our operations and performance.

Employee health and safety in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention in an effort to protect our workforce so they can more safely and effectively perform their work.

At the end of 2021, our team had a total of 96 employees of which 92 work on our sustainable cannabis cultivation projects and 4 work on our sustainable production of Activated Carbon.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

ESG the “Triple Bottom Line”

With a focus on the “Triple Bottom Line” and a commitment to Profit, Planet and People, MILC is committed to best-in-class focus on Environment, Social and Governance (“ESG”) factors.

Environmental

We currently focus on sustainable cultivation of cannabis in greenhouse properties which consume dramatically less energy than indoor growing, 90% less water than outdoor growing, and do not generate the agricultural runoff associated with traditional fertilizers or pesticides. In addition, we are developing a novel technology for the sustainable cultivation of Activated Carbon whereby we can replace coal as a feedstock with an organic waste. Activated Carbon is primarily used for filtration and purification.

Social

As of December 31, 2021, 100% of our greenhouse facilities produce cannabis which some people consider can be an alternative medical solution for a variety of ailments including, such things as multiple sclerosis, PTSD, arthritis, and seizures. The U.S. Food and Drug Administration does not currently have guidance on the validity of such claims. We are also creating a significant amount of employment opportunities in the markets we operate in.

Governance

MILC has a four-person Board with three independent Directors. Each Director serves a one-year term and as such, we do not have a staggered board. In addition, we do not have any other management protection structures such as “poison pills” or “golden parachutes.” MILC management has strong alignment with shareholders through significant insider ownership. We believe that our corporate governance is a strong component of our ESG profile.

As our ESG story and portfolio expand, we intend to continue to build our investor engagement efforts, driving our commitment to the planet, its people, and generating returns for our shareholders.

Corporate Information

Our principal offices are located at 301 Winding Road, Old Bethpage, NY 11804, and our telephone number at that office is (212) 750-0371.

Available Information

Our website address is www. millsustain.com. We have included our website address as a factual reference and do not intend it to be an active link to our website. We make available on our website, our Annual Reports on Form 10-K, quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after those reports are filed with the SEC.

Item 1A. Risk Factors.

An investment in MILC’s securities involves significant risks. Anyone making an investment decision regarding MILC’s securities should, before making that decision, carefully consider the following risk factors, together with all of the other information included in, or incorporated by reference into, this document. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, operations, and future performance. If any of the circumstances contemplated in the following risk factors were to occur, MILC’s business, financial condition, results of operations and prospects could all be materially adversely affected. In any such case, you could lose all or part of your investment.

Risks Related to our Financial Position and Capital Requirements

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

In response to the COVID-19 outbreak, and its continued mutations, governmental authorities in the United States, and internationally have introduced various measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelter-in-place orders and social distancing protocols. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals. The continued spread of COVID-19 globally could continue to have an adverse impact on our business, operations and financial results, including through disruptions in our cultivation and processing activities, supply chains and sales channels, as well as a deterioration of general economic conditions including a possible national or global recession. Shelter-in-place orders and social distancing practices designed to limit the spread of COVID-19 may affect our retail business. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material.

Our business could be adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic. The risk of a pandemic, or public perception of such a risk, could cause customers to avoid public places and are causing disruptions in our supply chains and/or delays in the delivery of our products. These risks could also adversely affect our customers’ financial condition, resulting in reduced spending on the products we produce. We are also experiencing negative impacts with respect to reliability and consistency of our labor force and the loss of labor as a result of Covid-19. The ultimate extent of the impact of the COVID-19 pandemic highly uncertain. These and other potential impacts could therefore adversely affect our business, growth, and financial condition in ways we may have not yet considered.

We have shifted our business focus to sustainable cannabis cultivation in greenhouses and have a relatively short operating history in this line of business.

In 2021, we shifted our business focus to the sustainable cultivation of cannabis in greenhouses, which is a new line of business for us. In addition, we recently identified a ovel approach to activated carbon. As such we have a relatively short operating history in these industries, which makes it difficult to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in nascent and rapidly changing industries, including those related to:

●	dynamic regulatory environments and costs associated with remaining compliant;

●	our ability to compete with similar companies;
●	our ability to effectively market our products and services;
●	the amount of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
●	our ability to control costs;
●	our ability to manage growth;
●	public perception and acceptance of cannabis-related products and services generally; and
●	general economic conditions and events.

If we do not manage these risks successfully, our business and financial performance will be adversely affected. Our long-term results of operations are difficult to predict and depend on the commercial success of our products, services and clients, the continued growth of the cannabis industry generally (and public acceptance of cannabis-related products) and the regulatory environment within which the cannabis industry operates.

There can be no assurance that we will be able to consummate our business strategy and plans, or that financial, technological, market, or other limitations may not force us to modify, alter, significantly delay, or significantly impede the implementation of such plans. We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects considering the risks, expenses and difficulties we will encounter as an early-stage company. Our revenue and income potential is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

To date we have generated minimal revenue from our operations, have incurred significant losses and we anticipate that we will continue to incur losses for at least the next year.

For the years ended December 31, 2021 and 2020, we incurred a net loss of $7,215,184 and $6,495,794, respectively. We have an accumulated deficit of $50,483,892 through December 31, 2021. We have generated minimal revenue of $41,780 for the year ended December 31, 2021. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. There can be no assurance that we will ever generate significant sales or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Although we believe our existing cash will be sufficient for the near term, in the long term we may not generate significant revenues or raise additional financing in order to achieve and maintain profitability. Our failure to achieve or maintain profitability would likely negatively impact the value of our securities and financing activities.

We will likely require additional financing to successfully implement our business strategy and may face restricted access to traditional sources of capital.

Our capital requirements will depend upon numerous factors, including the demand for our products and services. If funds generated from our operations are insufficient for desired growth, we will need to raise additional funds through public or private financing. No assurance can be given that we will be able to secure additional financing or that, if available, it will be on favorable terms. In February 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) provided guidance for financial institutions that does not provide any safe harbors from regulatory or criminal enforcement actions by the DOJ, FinCEN, or other legal regulators. As a result, the majority of banks and financial institutions are not comfortable with providing their services to cannabis-related business leaving these businesses with little to no access to outside financing. If adequate funds are not available, we may have to adjust our growth strategy which likely would have a material adverse effect on our prospects, business, financial condition, and results of operations.

Risks Related to the Cannabis Related Activities

Cannabis is illegal under federal law.

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act of 190 (the “CSA”). The CSA classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, medical and adult-use cannabis consumption is illegal under U.S. federal law. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis is a significant risk which would harm the Company’s business, prospects, results of operation, and financial condition as all of our operations are cannabis-related and concentrated in the United States.

A prior U.S. administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum which Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013 that outlined certain priorities for the Department of Justice (“DOJ”) relating to the prosecution of cannabis offenses. The Cole Memorandum provided that enforcing federal cannabis laws and regulations in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis conduct in compliance with those laws and regulations was not a priority for the DOJ. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. The uncertainty of federal enforcement practices going forward and the inconsistency between federal and state laws and regulations presents major risks for our business and operations. Any such change in the federal government’s enforcement of federal laws could cause significant financial damage to us and our stockholders. We cannot predict the nature of any future laws or regulations enacted by the government and the effects they could have on our business.

U.S. State regulations are uncertain and present significant risk.

While there appears to be ample public support for favorable legislative action to legalize cannabis use and possession, numerous factors may impact or negatively affect the legislative process(s) within the various states we have business interests in. There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed, amended, or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed, the Company’s business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry, or a substantial repeal of cannabis related legislation could adversely affect the Company, its business and its assets or investments.

The Company is subject to applicable anti-money laundering laws and regulations.

The Company is subject to a variety of laws and regulations domestically in the U.S. that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding, and abetting, or conspiracy.

If any of the operations of the Company, or any proceeds thereof, any dividend distributions or any profits or revenues derived from these operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds from a crime under one or more of the statutes noted above. This may restrict the ability of the Company to declare or pay dividends or effect other distributions.

Various federal, state and local laws, regulations and guidelines govern our business in the jurisdictions in which we operate or propose to operate, or to which we export or propose to export our products, including laws and regulations relating to health and safety, conduct of operations and the production, management, transportation, storage and disposal of our products and of certain material used in our operations. Compliance with each set of these laws, regulations and guidelines requires concurrent compliance with other complex federal, state and local laws, regulations and guidelines. These laws, regulations and guidelines change frequently and may be difficult to interpret and apply. Compliance with these laws, regulations and guidelines requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws, regulations and guidelines could harm our reputation and brand image and have a material adverse effect on our prospects, business, financial condition and results of operations. Moreover, it is impossible for us to predict the cost or effect of such laws, regulations or guidelines upon our future operations. Changes to these laws, regulations and guidelines could negatively affect our competitive position within our industry and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation or issue guidelines that adversely impacts our business.

Our business is entirely dependent on licensing and compliance at federal, state, and local levels.

There can be no assurance that the licenses necessary for us operate our businesses will be obtained, retained, or renewed. We have applied for a license to operate our cannabis business in Colorado and there can be no assurance that such license will be obtained. If we were determined to have violated applicable rules and regulations, there is a risk that any given licenses could be revoked, which could adversely affect our operations. Furthermore, there can be no assurance that we will be able to retain the licenses going forward, or that new licenses will be granted to existing and new market entrant in the jurisdictions in which we operate or propose to operate.

Along with required licensing and certifications, various federal, state, and local regulations and guidelines govern our business in the jurisdictions in which we operate or propose to operate. Compliance with each set of these laws, regulations and guidelines requires concurrent compliance with other complex federal, state, and local laws, regulations and guidelines. These laws, regulations and guidelines change frequently and may be difficult to interpret. Compliance with these laws, regulations and guidelines requires the investment of significant financial and managerial resources, and a determination that we are not in compliance with these laws, regulations and guidelines could harm our reputation and have a material adverse effect on our prospects, business, financial condition, and results of operations. Moreover, it is impossible for us to predict the cost or effect of such laws, regulations, or guidelines upon our future operations. Changes to these laws, regulations and guidelines could negatively affect our competitive position within our industry and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation or issue guidelines that adversely impacts our business.

Our success is dependent on consumer acceptance of cannabis products and changes in consumer spending may harm our business.

Our ability to generate revenue and be successful in the implementation of our business plan is significantly dependent on consumer acceptance of and demand for cannabis products generally, and, specifically, our products. Consumer acceptance will depend on several factors, including federal regulation of cannabis, availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If consumers do not accept cannabis products generally, or, specifically, our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.

Changes in consumer spending are influenced by factors beyond our control that may reduce demand for our product. These factors include, but are not limited to, natural disasters, depressed housing prices, contagious disease outbreaks, and terrorist activities. These factors may lead to increased challenges in developing and maintaining community relations and an impediment to the Company’s overall ability to advance its business strategy and realize on its growth prospects.

We may face constraints on marketing products.

The Company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by regulatory bodies for products containing cannabis or ingredients derived from cannabis including, but not limited to, the FDA, the United States Department of Agriculture (“USDA”) and state regulatory agencies. If the Company is unable to effectively market its products due to these applicable restrictions, or if the costs of compliance cannot be absorbed through increasing prices for its products, the Company’s sales and operating results could be adversely affected.

Competition in the cannabis industry is intense.

The cannabis industry is highly fragmented. We anticipate the presence as well as entry of other companies in this market space and acknowledge that we may not be able to establish or maintain a competitive advantage. Some of these companies may have longer operating histories, stronger brand recognition, and significantly greater financial resources. This may enable them to adapt to changing market conditions and take advantage of new market opportunities more quickly than we are able to. Increased competition is likely to result in price compression, reduced gross margins and loss of market share.

We may face competition from synthetic production and technological advances related to cannabis production

The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could materially and adversely affect the ability of the Company to secure long-term profitability through the sustainable and profitable operation of its business.

We are subject to risks from products liability claims.

The Corporation may be subject to various product liability claims, including, among others, that specific cannabis products caused injury or illness, or include inadequate warnings concerning possible side effects or interactions with other substances. If we cannot successfully defend against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even a successful defense of these hypothetical future cases would require significant financial and management resources. These claims could also negatively affect our reputation with our clients and consumers and could have a material adverse effect on us.

We are subject to risks related to unsafe concentration of heavy metals and other contaminants in our cannabis products and variance in state regulation regarding permissible levels of contaminants.

Cannabis plants may absorb heavy metals and other contaminants from the soil that they grow in. Nutrient products are made from ingredients that may contain heavy metals and other contaminants. Some contaminants, like heavy metals, are toxic to humans at even low concentrations. If our raw materials contain contaminants, they may transfer to our products. If the level of contaminants in our products exceeds permissible or safe levels, it may result in monetary losses, product liability claims and reputational risk. In addition, state regulation of permissible levels of contaminants in cannabis products varies, making compliance difficult and costly.

Our insurance coverage may be inadequate to cover all risk exposures.

While we intend to maintain insurance for certain risks, there can be no assurances that the amount of our insurance coverage will be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. We may have difficulty obtaining insurance because we operate in the cannabis industry (similar to reasons related to lack of access to financing). The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our prospects, business, financial condition, and results of operations. Additionally, due to lack of business interruption insurance, any business disruption, which may be comparably frequent because of the COVID-19 pandemic, could result in substantial costs and unfavorable allocation of resources.

If we are unable to source raw materials in sufficient quantities, on a timely basis, and at acceptable costs, our ability to manufacture and sell our products may be harmed.

We rely on a limited number of suppliers of our raw materials used in manufacturing our products. We experience recurring cycles of oversupply and undersupply, to some extent due to seasonality, and, as a result, the price and availability of raw materials fluctuate. The availability of raw materials has been adversely affected by the COVID-19 pandemic and in some cases prices have increased. If we are unable to maintain a reliable supply of raw materials at competitive prices, we could experience disruptions in production or an increased cost of production. Market conditions may limit our ability to raise selling prices to offset increases in our raw material costs. Any of the foregoing could have a material adverse impact on our prospects, business, financial condition and results of operations.

Scientific research related to the benefits of cannabis remains in early stages and is subject to a number of important assumptions and may prove to be inaccurate.

Research in the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis remains in early stages. To the Company’s knowledge, there have been relatively few clinical trials on the benefits of cannabis. Although the Company believes that the articles and reports, and details of research studies and clinical trials that are publicly available reasonably support the medical benefits, viability, safety, efficacy and dosing of cannabis, future research and clinical trials may prove such statements to be incorrect. Future research studies and clinical trials may reach negative conclusions regarding the viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to medical cannabis that could materially impact participants in this sector.

There is uncertainty related to the regulation of vaporization products and related accessories.

There is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and enforce regulations relative to vaporizer hardware and accessories that can be used to vaporize cannabis and/or tobacco. Further, it remains to be seen whether current or future regulations relating to tobacco vaporization products would also apply to cannabis vaporization products and related accessories.

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of vaporizer products. Governmental bodies across the United States have indicated that vaporization products and other consumption accessories may become subject to laws and regulations at the state and local levels. At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places. In January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like tobacco products, and in September 2019, California’s governor issued an executive order on vaping, focused on enforcement and disclosure. Some cities have also implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2018, approved a new ban on the sale of flavored tobacco products, including vaping liquids and menthol cigarettes.

The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating cannabis vaporization products or consumption accessories could limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which could have a material adverse effect on our prospects, business, financial condition and results of operations.

The U.S. cannabis industry and market are nascent, and this industry and market may not continue to exist or develop as anticipated.

We are operating in a nascent industry and market, and our success depends on our ability to operate our business successfully and attract and retain clients. In addition to being subject to general business risks applicable to a business involving an agricultural product and a regulated consumer product, we need to continue to make investments in our business strategy and production capacity. Competitive conditions, consumer preferences and spending patterns in this industry and market are relatively unknown and may have unique characteristics that differ from other existing industries and markets and that may cause our efforts to further our business to be unsuccessful or to have undesired consequences. As a result, we may not be successful in our efforts to operate our business or attract and retain customers or produce and distribute our product to the markets in which we operate or to which we export in time to be effectively commercialized, or these activities may require significantly more resources than we currently anticipate in order to be successful.

The cannabis industry and, by extension, the Company may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy, and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (accurate or not) both in the United States and in other countries relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any cannabis product or will be consistent with earlier publicity. Adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately, or as directed.

Certain events or developments in the cannabis industry more generally may impact our reputation.

Cannabis has often been associated with various other narcotics, violence and criminal activities, the risk of which is that the business might attract negative publicity. There is also a risk that the actions of other participants may negatively affect the reputation of the industry as a whole and thereby negatively impact the reputation of the Company. The increased usage of social media and other web-based tools used to publish and discuss content and to connect with others has made it easier for individuals and groups to communicate and share opinions in regard to industry participants, whether true or not and the cannabis industry, whether true or not. The Company does not have direct control over how it or the cannabis industry is perceived by others and reputation loss, or tainting may have material adverse effects on our performance.

Third parties with whom we may do business may consider engaging with the Company to be a reputational risk.

The parties with which we may do business might perceive our relationship as a reputational risk as a result of the Company’s cannabis-related business activities. Failure to establish or maintain business relationships due to reputational risk of being associated with the Company’s business could have a material adverse effect on the Company’s business, financial condition, and results of its operations.

Under current tax laws, we are unable to deduct all of our business expenses related to our cannabis activities.

Section 280E of the Internal Revenue Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our cannabis business may be less profitable than it could otherwise be.

We may be subject to tax risks related to controlled substances

If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and estimating the amount of that liability. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations

Tax and accounting requirements may change in ways that are unforeseen to us and we may face difficulty or be unable to implement or comply with any such changes.

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices are unpredictable and could have a significant adverse effect on our business as a whole. Our operations, and any expansion, will require us to comply with the tax laws and regulations of multiple jurisdictions, which may prove difficult. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we were to fail to comply.

The cannabis industry could face opposition from other industries.

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen as an attractive alternative to their products, including recreational cannabis as an alternative to alcohol and medical cannabis as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with substantial economic and federal and state lobbying resources. It is possible that companies within these industries could attempt to slow or reverse legislation legalizing cannabis. Any success that these companies find in impeding cannabis legalization initiatives have a detrimental impact on our business.

We may be unable to protect our intellectual property rights.

The success of the Company will depend, in part, on our ability to maintain protection over existing and potential proprietary techniques and processes. We may be vulnerable to competitors who develop competing technology, whether independently or as a result of acquiring access to the proprietary products and processes. In addition, effective future patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries and may be unenforceable under the laws of certain jurisdictions. If we are unable to register, or maintain, our trademarks or file for or enforce patents on any of our inventions, such an inability could materially affect our ability to protect our name and proprietary technologies. In addition, cannabis businesses may face court action by third parties under the Racketeer Influenced and Corrupt Organizations Act (“RICO”).

We may not be able to legally enforce our material agreements.

Since cannabis remains illegal at the federal level, courts in multiple U.S. states have on several occasions found cannabis-related contracts unenforceable due to illegality under federal law, even in the absence of any violation of state law.

We may be unable to seek the protection of the bankruptcy courts.

Because cannabis remains illegal under U.S. federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If the Company were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available, which would have a material adverse effect. A bankruptcy or other similar event related to an investment of the Company that precludes a party from performing its obligations under an agreement may have a material adverse effect on the Company.

Risks Related to our Operations

We are dependent upon Mr. David H. Lesser for our success. On occasion, his interests may conflict with ours.

We are dependent on the diligence, expertise and business relationships of our management team, particularly Mr. David H. Lesser, our Chairman of the Board, Chief Executive Officer and Chief Financial Officer to implement our business strategy. If Mr. Lesser is unable to function on behalf of the Company, the Company’s business and prospects would be adversely affected. Moreover, Mr. Lesser has other business interests to which he dedicates a portion of his time that are unrelated to MILC. Although Mr. Lesser is one of our major shareholders, on occasion, those other interests of his may conflict with his interests in MILC, and such conflicts may be unfavorable to us.

In addition, on occasion, our management may have financial interests that conflict, or appear to conflict with MILC’s interests. For example, as of December 31, 2021 three of MILC’s greenhouse facilities are leased from subsidiaries of Power REIT (ticker: PW). David H. Lesser, Power REIT’s Chairman and CEO, is also Chairman and CEO of MILC. MILC established cannabis cultivation projects in Colorado, Oklahoma, and Michigan which are all leased from subsidiaries of Power REIT. Although a majority of our disinterested directors must approve, and in those instances did approve, MILC’s involvement in such transactions or any such circumstance, could lead to conflicts of interest between MILC on one hand, and Power REIT, Mr. Lesser and his affiliates and interests on the other hand, and such conflicts may be unfavorable to us.

We may be unable to attract or retain key personnel with sufficient experience in the cannabis industry, and may prove unable to attract, develop, and retain additional employees required for the Company’s development.

The success of the Company is currently largely dependent on the performance of its management team (collectively, “Key Person(s)”). Qualified individuals are in high demand, and the Company may incur significant costs to attract and retain them. In addition, the Company’s lean management structure may be strained as the Company pursues growth opportunities. The ability to provide high quality service will depend on attracting and retaining educated staff, as well as professional experiences that is relevant to our market. There will be competition for personnel with these skill sets and the loss of the services of a Key Person, or an inability to attract other qualified persons when needed, in a timely manner, could have a material adverse effect on the Company’s ability to execute on its business plan and strategy.

We may face difficulties in managing our growth.

The Company may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls. The ability of the Company to manage growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of the Company to deal with this growth may have a material adverse effect on the Company.

The general market conditions in the United States may have a significant impact on our business.

The success of our business is affected by general economic and market conditions. We will remain susceptible to economic recessions or downturns, and any significant shifts in local or national economic conditions could have a material adverse effect on our business, financial condition and results of operations. During periods of adverse economic conditions, we may have difficulty accessing financial markets or face increased funding costs, which could make it more than it already might be to obtain additional funding if needed.

There are risks associated with expanding our business and operations into jurisdictions outside of the current jurisdictions where we conduct business.

There can be no assurance that any market for our products and services will develop in any jurisdictions outside of the current jurisdictions where we conduct business. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors if we expand into new jurisdictions, including, without limitation, economic instability, new competition, and additional, new or changes in laws and regulations (including, without limitation, the possibility that we could be in violation of these laws and regulations as a result of such changes). These factors may limit our ability to successfully expand our operations in or export our products to new jurisdictions.

We may become party to litigation in the ordinary course of business.

The Company may become party to litigation from time to time in the ordinary course of business which could adversely affect their businesses. Should any litigation in which the Company becomes involved result in a decision or verdict against it, such decision or verdict could materially adversely affect the ability of the Company to continue operating. Even if the Company is involved in litigation and wins, litigation can redirect significant resources from business operations and the Company’s reputation and perception could be adversely affected.

We cannot ensure that we will be able to maintain adequate internal controls.

Although we will undertake a number of procedures in order to help ensure the reliability of our financial reports, we cannot be certain that such measures will ensure that we will always be able to maintain adequate internal controls over financial processes and disclosure. Failure to implement required new or improved controls could harm our results of operations or cause us to fail to meet our reporting obligations. A material weakness, even if quickly remedied, could reduce the market’s confidence in our consolidated financial statements and materially adversely affect the value or price of our common stock.

We may be subject to risks related to information technology systems, including cyber-attacks.

Our operations may depend on how well we and our suppliers protect networks, equipment, information technology (“IT”) systems and software against damage from threats, including, but not limited to, natural disasters, intentional damage, fire, power loss, hacking, and theft. Following our qualifying transaction, the Company’s operations may also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The Company’s risk and exposure to these matters cannot be fully mitigated because of the evolving nature of these threats. As a result, cyber security may become a priority to ensure the ongoing success and security of the business.

The Company may be subject to risks related unforeseen or unpredictable events

The occurrence of events such as terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, emergence, or continuation of a pandemic, or other widespread health emergencies, could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our business. Our industry is nascent, and our business is novel, and there is no precedent to indicate how either would be impacted by such an event.

The Company may be subject to transportation risks.

The Company’s business may involve the distribution of its cannabis products and may depend on third-party transportation services to do so. Any significant disruption of third-party transportation services could have an adverse effect on the Company. Rising costs associated with the third-party transportation services may also adversely impact the business of the Company.

The Company may be vulnerable to rising energy costs.

The Company’s business may involve the production of cannabis products which will consume considerable energy, making the Company vulnerable to rising energy costs. Volatile or rising energy costs may adversely impact the business and profitability of the Company.

The Company may be subject to risks inherent in an agricultural business.

The Company’s business involves the growing of cannabis, which is an agricultural product. As such, the business may be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Even when grown indoors under climate-controlled conditions monitored by trained personnel, there can be no assurance that natural elements, such as insects and plant diseases, will not have a material adverse effect on the production of cannabis products and on the Company.

The Company may face significant environmental regulation and risks.

Participants in the cannabis industry are subject to environmental regulation in the various jurisdictions in which they operate. These regulations include the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage, and disposal of solid and hazardous waste. Environmental legislation is trending toward stricter standards and enforcement of this regulation. Violation could lead to increased fines and penalties for non-compliance. There is no assurance that future changes in environmental regulation will not adversely affect the Company.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. Any potential litigation related to the estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

Risks Related to our Common Stock

We may seek to raise additional funds, finance acquisitions, or develop strategic relationships by issuing securities that would dilute your ownership.

If we issue any shares of Common Stock or securities convertible into or exercisable for shares of Common Stock in connection with any capital raising transaction, our existing stockholders will experience immediate dilution upon such issuance or upon the future conversion or exercise of such securities. The Board has discretion to determine the price and the terms of further issuances. If these activities result in significant dilution, it may negatively impact the trading price of our shares of Common Stock. Any issuances by us of equity securities may be at or below the prevailing market price of our Common Stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of Common Stock. We cannot be certain how the repayment of those obligations will be funded, and we may issue further equity or debt in order to raise funds to repay such obligations which may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of holders of our Common Stock. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our Common Stock, it may negatively impact the trading price of our shares of Common Stock, and you may lose all or part of your investment.

The Company may have to allocate resources toward the costs of maintaining a public listing that could have been used elsewhere

There are costs associated with legal, accounting, and other expenses related to regulatory compliance. Securities legislation and the rules and policies of securities exchanges require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. The Company may be forced to devote greater resources than it otherwise would have other activities typically considered important by publicly traded companies.

There is no assurance that there will continue to be an active trading market for our Common Stock.

Our Common Stock is quoted on the OTC Pink. There is no assurance that a market for our Common Stock will continue. In the absence of a public trading market, or sufficient trading volume in the public market, an investor may be unable to liquidate its investment in our Company. Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

The market price of our Common Stock may fluctuate significantly in the future and this volatility may be increased due to our limited operating history and lack of profits.

In recent years, and largely due to the COVID-19 pandemic, the U.S. securities market in the U.S. and globally have experienced a high level of price and volume volatility. There can be no assurance that fluctuations in price of Common Stock will not occur. The market price of our Common Stock could be subject to significant fluctuations in response to variations in quarterly and annual operating results, the results of any public announcements the Company makes, general economic conditions, and other factors. Increased levels of volatility and resulting market turmoil may adversely impact the price of the Fixed Shares and the Floating Shares.

While there is currently a market for our Common Stock, our price in the future will be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The price for our shares could decline in the event that a large number of shares of our Common Stock are sold on the market without commensurate demand. We are a speculative or “risky” investment due to our limited operating history, lack of profits, and the industry in which we operate. Investor perceptions of and sentiments surrounding the Company and the industry in which it operates are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for that customer before recommending an investment to a customer. Before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. This may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, depressing the price per share of Common Stock.

Our future results may vary significantly which may adversely affect the price of our Common Stock.

It is possible that our revenues and operating results may vary significantly from quarter-to-quarter. You should not rely on the results of one quarter as an indication of our future performance. In some future quarters, our revenues and operating results may fall below our expectations or the expectations of market analysts and investors. As a result, the price of our Common Stock may decline significantly.

Our management and principal stockholders could significantly influence or control matters requiring a stockholder vote.

Currently, our management and principal stockholders beneficially own a significant amount of our outstanding Common Stock. As a result, our management and such principal stockholders have the ability to significantly influence the outcome on matters requiring approval of our stockholders, including the election of directors. As of March 15, 2022, our management owns approximately 19.38% of the voting power of our capital stock, based on the number of outstanding shares of Common Stock as of such date.

The requirements of being a public company may strain our resources and divert management’s attention away from revenue generating activities.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, making some activities more costly. The Exchange Act requires, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We are classified as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock and other securities less attractive to investors.

As a reporting company under the Exchange Act, we are classified as an “smaller reporting company,” as defined in Item 10 of Regulation S-K, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Common Stock and other securities less attractive because we may rely on these exemptions. If some investors find our Common Stock or other securities less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

We have not paid dividends and do not plan to for the foreseeable future and any return on investment may be limited to appreciation in the value of our Common Stock.

We currently intend to retain any future earnings to support the expansion of our business and do not anticipate paying cash dividends on our shares of Common Stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors. To the extent we do not pay dividends, our shares of Common Stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. If the price of our Common Stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our Common Stock.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

The Company currently leases the following properties throughout the United States for the following segments of operations:

Cannabis

Walsenburg, Colorado

On May 24, 2021, WC entered into a 20-year lease (the “WC Lease”) on an approximately 22.2 acre property including existing greenhouse and processing space (the “WC Property”). As part of the WC Lease, the lessor, a wholly owned subsidiary of Power REIT (Ticker: PW and PW.PRA), has agreed to fund the rehabilitation and upgrading of the existing improvements and the construction of additional greenhouse space. Upon completion, the WC Property will have a total of approximately 102,800 square feet of greenhouse and related space.

Vinita, Oklahoma

On June 11 2021, VC entered into a 20-year lease (the “VC Lease”) for a 9.35-acre plot of land with approximately 40,000 square feet of greenhouse, 3,000 square feet of office space, and 100,000 square feet of fully fenced outdoor growing area with more than 20,000+ square feet of hoop structures (the “VC Property”) that was purchased by a wholly owned subsidiary of Power REIT (Ticker: PW and PW.PRA).

Marengo County, Michigan

On September 3, 2021, MarCann entered into a 20-year lease (the “MarCann Lease”) for approximately 12 acres of land that accommodates an approximately 556,416 square foot state-of-the-art greenhouse cultivation facility (the “MC Property”), with a wholly owned subsidiary of Power REIT (Ticker: PW and PW.PRA). The MC property consists of 61.14 acres, of which MarCann is leasing 12 acres located in Marengo County and is the largest cannabis cultivation facility in Michigan.

Carbon

Kawaihae, Hawaii

In May 2015, we acquired an Activated Carbon plant out of bankruptcy located on the Big Island of Hawaii. The purchase consisted of the existing equipment which is located on 13 acres of land leased from the Department of Hawaiian Home Lands pursuant to a 20-year ground lease.

Danville, Kentucky

In July 2020, MillCarbon entered into a month-to-month lease for approximately 2,000 square feet located in Danville, Kentucky for the purpose of developing its pilot project for the sustainable cultivation of Activated Carbon using a waste stream from the Kentucky Bourbon industry as a feedstock.

ITEM 3. Legal Proceedings.

MHC is currently subject to a lawsuit which involves ownership of a piece of equipment that MHC believes it acquired as part of its original acquisition of the property through the bankruptcy trustee but the plaintiff is trying to claim ownership of and is seeking to remove. The case is entitled Hawaii Petroleum, Inc. vs. Millennium HI Carbon et al, in the Third Circuit Court, State of Hawaii and was filed on April 3, 2018. MHC prevailed in this lawsuit with the court ruling in MHC’s favor and that it is the rightful property owner and awarding a portion of MHC’s legal fees to MHC. The plaintiff has filed an appeal which is pending before the Intermediate Court of Appeals of the State of Hawaii. MHC currently does not believe it is likely that the appeal will overturn the ruling of the lower court. MHC also does not believe it has material exposure in the event the ruling at the lower court is not affirmed.

MHC could, from time to time, be involved in additional litigation proceedings arising out of its normal course of business.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market and Historical Prices

Our common shares of $0.001 par value is quoted on the OTC Pink under the symbol “MILC.” As of March 15, 2022, there were approximately 21 registered holders of registrant’s common shares. The table below shows the maximum and minimum price of our common shares during the years ended December 31, 2021 and 2020 on a quarterly basis.

	2021		2020
	High	Low	High	Low
Q1	$0.58	$0.26	$0.50	$0.28
Q2	0.80	0.36	0.35	0.25
Q3	8.15	0.62	0.33	0.28
Q4	10.15	6.66	0.39	0.20

Distributions

The Company has not declared distributions on its common shares in the past. The Company currently intends to reinvest all future earnings to finance the development and growth of its business. As a result, the Company does not intend to pay dividends on its common shares in the foreseeable future. Any future determination to pay distributions will be at the discretion of the Board and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restrictions on the payment of distributions and any other factors that the Board deems relevant. The Company is not bound or limited in any way to pay dividends in the event that the Board determines that a dividend is in the best interest of its shareholders.

Sales of Unregistered Equity Securities

There were no unregistered sales of our equity securities during the year ended December 31, 2021.

Securities Authorized for Issuance under Equity Compensation Plans

MILC’s 2021 Equity Incentive Plan was adopted by the Board on October 10, 2021 and approved by the shareholders on December 8, 2021. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Company and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common Stock through the granting of awards.

The following table provides information regarding our equity compensation plan as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Plan (excluding securities in first column)

Equity compensation plans approved by security holders	-	-	1,370,000

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	-	-	1,370,000

Stock Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

As of December 31, 2021, MILC currently has two areas of focus and conducts business in two operating segments as follows:

1.	Sustainable cultivation of Cannabis in Greenhouses
2.	Activated Carbon

Cannabis

During 2021, MILC added sustainable cultivation of cannabis in greenhouses as an investment focus and as of December 31, 2021, has invested in three newly formed cannabis operators, Walsenburg Cannabis, LLC, VinCann LLC, and Marengo Cannabis LLC.

The Walsenburg cannabis campus was a distressed acquisition of a facility that had ceased operations. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provided an attractive opportunity to immediately commercialize the facility for cannabis cultivation. MILC believes that this WC property has the potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Colorado market. The campus is subdivided into five parcels which allows for a significant availability of plant count based on how the Colorado Marijuana licensing works.

The Vinita facility was a distressed acquisition purchased from an undercapitalized operator. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provided an attractive opportunity to immediately commercialize the facility for cannabis cultivation. MILC believes that the VC Property has the potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Oklahoma market

The Michigan facility was a distressed acquisition purchase that was vacant at the time of acquisition. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provide an attractive opportunity to commercialize the facility for cannabis cultivation. MILC believes that this property has the potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Michigan market.

Activated Carbon

The Company restored all production equipment and necessary support systems to operation at the MHC facility but unfortunately, MHC has also experienced significant variations in the quality of the material produced which is not commercially viable. Effective December 31, 2021, MILC determined to write off the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. Impairment of $2,765,000 was recognized for the year ended December 31, 2021 to account for the full write off of the asset.

Additionally, MillCarbon is developing a proof-of-concept pilot plant in Kentucky and believes that the concept is valid and can be scaled to a commercial operation. MillCarbon is currently formulating a plan for a commercial scale Activated Carbon plant based on the experience with the pilot plant.

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

The Company has identified its reportable segments and, for each period for which a statement of operations is presented, discloses certain information, separately by reportable segment, relative to the segment industries. MILC businesses are organized, managed and internally reported as two reportable segments. The reportable segments are determined based on the difference in the product produced. The cannabis segment, MillCann, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture in the form of greenhouses, with operations in Colorado, Oklahoma, and Michigan. The carbon segment, MillCarbon, has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries

As of December 31, 2021, the Company’s Property, Plant and Equipment consisted of Activated Carbon production machinery and equipment at the MillCarbon pilot plant in Kentucky, as well as machinery and equipment, furniture and fixtures and office equipment at the three operations related to Millennium Cannabis. Property, plant and equipment is carried at historical cost, net of depreciation and adjustments for impairment. The Company assesses the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property, plant and equipment was never commercially operational and is now dormant for MHC and therefore has not incurred a depreciation expense on this asset. Millennium Cannabis recognized depreciation on its property, plant and equipment at its Walsenburg, CO, Vinita, OK and Marengo, MI locations on a straight-line basis over the useful life of five years.

Finished goods inventory is initially valued at cost and subsequently at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving or poor product quality by considering factors such as inventory levels and forecasted sales demand. Any identified excess, slow moving and poor-quality inventory is written down to its net realizable value through a charge to cost of goods sold.

Results of Operations

Twelve Months Ended December 31, 2021 and 2020:

Revenue

During the twelve months ended December 31, 2021, the cannabis segment’s revenue increased by $41,780 and cost of goods sold increased by $2,365,767 resulting in a gross loss of $2,323,987 compared to no revenue an no cost of goods sold during the twelve months ended December 31, 2020. This was a result of MILC shifting its focus to cannabis cultivation and the expenses incurred to commence operations in 2021. There was no revenue or cost of goods sold for the carbon segment for both years ending 2021 and 2020.

Operating Expenses

During the twelve months ended December 31, 2021, MILC’s total operating expenses were $5,105,255 compared to $7,579,366 during the twelve months ended December 31, 2020. The decrease of $2,474,111 was primarily related to a decrease in impairment on PPE for MHC of $3,971,536 for the carbon segment, and an increase in general & administrative expense of $744,590 and an increase in professional fees of $119,526 which were allocated to both the carbon and cannabis segments. The increased G&A and professional fees were related to the start up costs of the cannabis segment and setting up and starting operations at WC, VC and MarCann.

Other Income and Net Loss

Other income for the twelve months ended December 31, 2021 was $214,058 compared to $1,083,572 during the twelve months ended December 31, 2020. The decrease of $869,514 was due to a decrease in dividend income of $46,727 and a decrease in unrealized/realized gain in SMC securities of $937,812. For the carbon segment, there was a decrease in other income of $22,170, a decrease in interest income of $505 and an increase in government grant income of $137,700. As a result, consolidated net loss for MILC for the twelve months ended December 31, 2021 and 2020 was $7,215,184 compared to $6,495,794, respectively.

Liquidity and Capital Resources

Our cash totaled $1,663,291 as of December 31, 2021 compared to $1,895,597 as of December 31, 2020. This is a decrease of $272,306 due to an increase of cash used in operating activities offset by investing activities from selling our remaining position of SMC shares.

With the cash available as of December 31, 2021 along with our inventory on hand for sale and our potential India withholding tax refund on the SMC security trades, we believe these resources should be sufficient to fund our operations and commitments for twelve months from the date of the filing of this Annual Report on Form 10-K. However, the Company may seek to raise additional funds through the sale of its securities or other capital sources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this document and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange commission’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls.

Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on our evaluation, we believe that our disclosure controls and procedures as of December 31, 2021 were not effective based on the material weaknesses in internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting:

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of MILC is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management conducted an evaluation of the effectiveness of the Registrant’s internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021. The Company identified material weaknesses with respect to its current complement of people resources, processes and systems which do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. The main material weakness was specifically related to inventory and management is taking the necessary steps to correct the deficiencies and improve upon current procedures and processes, as the weaknesses were due to starting up the cannabis cultivation as a new operating business segment.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act and Section 404(c) of the Sarbanes-Oxley Act of 2002, as adopted and amended by the SEC, which provides that Section 404(b) of the Sarbanes-Oxley Act is not applicable with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Exchange Act. Pursuant to Rule 12b-2 the Company is a smaller reporting company and not subject to the internal control over financial reporting attestation requirements by the Company’s registered independent public accounting firm.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information concerning our directors and executive officers, including their ages as of December 31, 2021. There are no family relationships among any of our directors or executive officers.

Name	Age	Director Since	Company Position
David H. Lesser	56	2013	Chairman of Board of Directors, Chief Executive Officer, Chief Financial Officer, Secretary
Kevin McTavish	64	2015	Director Chairman of Compensation Committee Member of Audit Committee
Roger Greene	66	2020	Director Chairman of Nominating Committee Member of Compensation Committee
Miriam Rouziek	39	2021	Director Chair of Audit Committee Member of Nominating Committee

David H. Lesser has served as our Chairman, CEO and CFO since October 2013. Mr. Lesser has over 35 years of experience in real estate, including substantial experience creating shareholder value in REITs. Mr. Lesser is currently, and has been for more than the past 25 years, President of Hudson Bay Partners, LP (“HBP”), an investment firm focused on real estate, real estate-related situations and alternative energy. Mr. Lesser currently serves as Chairman of the Board of Trustees and Chief Executive Officer of Power REIT positions he has held since December 2011 and also currently serves as its Chief Financial Officer, Secretary and Treasurer, positions he has held since February 2014. Mr. Lesser has been a trustee of Pittsburgh & West Virginia Railroad, a wholly owned subsidiary of Power REIT (“P&WV”), from 2009 to the present, Chairman of P&WV’s Board of Trustees from December 2010 to the present and CEO of P&WV from February 2011 to the present. Mr. Lesser is co-founder and CEO of IntelliStay Hospitality Management, LLC a sponsor of investments in hotels. Mr. Lesser has previously held leadership roles with public REITs, having served as a Senior Vice President of Crescent Real Estate Equities and as a Trustee of Keystone Property Trust. Prior to his time at Crescent, Mr. Lesser was a Director of Investment Banking at Merrill Lynch & Co. within the real estate finance group. Since 1995, Mr. Lesser has, through HBP, invested in numerous real estate and alternative energy transactions, including a reverse merger transaction in 1997 that led to the formation of Keystone Property Trust (NYSE: KTR) (“Keystone”). Mr. Lesser, as president of HBP, led an investor group and structured a reverse merger transaction with American Real Estate Investment Corporation (AMEX: REA) to ultimately form Keystone. The transaction involved an investment of $30 million of cash, the merger of a property management company and the acquisition of a family-owned portfolio of industrial properties for ownership in the REIT. In addition to initial structuring and equity investment by HBP, Mr. Lesser served on Keystone’s board of trustees until June 2000. Keystone was acquired by Prologis (NYSE: PLD) in 2004 for a total enterprise value of $1.4 billion, delivering a compound annual shareholder return of 16.5% from the initial transaction.

HBP currently owns Intelligen Power Systems, LLC (“IPS”) which is an alternative energy business focused on the manufacturing of cogeneration equipment and the development of distributed energy related to cogeneration, wind, solar and biofuel. HBP acquired IPS through the bankruptcy reorganization of California-based Coast Intelligen (“Coast”), which was acquired as a portfolio company by an affiliate of Mr. Lesser’s in 2001. As a consequence of misdeeds by Coast’s former owners and management team, which did not involve Mr. Lesser, Coast was reorganized through a Chapter 11 bankruptcy filing, the ultimate result of which was (i) Coast winding down its operations; and (ii) IPS, which was a subsidiary of Coast, successfully emerging from the reorganization. IPS continues to operate today with a focused business plan providing cogeneration and other energy solutions to owners of real estate properties.

Mr. Lesser holds an M.B.A. from Cornell University and a B.S. in Applied Management and Economics from Cornell University.

We believe Mr. Lesser’s extensive investment and business operating experience and experience with public companies provides significant benefits to the Company

Kevin McTavish has over 30 years’ experience in real estate investing including development, distressed debt, and bankruptcies for several widely recognized real estate funds. Mr. McTavish currently serves as Managing Partner of Summit Capital Partners, LP which he founded in 1998. From 2016 –2019, Mr. McTavish was a Managing Director of Westport Capital Partners UK, LLP where he led efforts to invest in real estate and real estate related debt & securities throughout Europe for Westport Capital Partners LLC. Westport Capital Partners LLC is an independent investment advisor, specializing in opportunistic and core real estate investing on behalf of a broad institutional client base of investor-partners. Mr. McTavish also currently serves as Chairman of the Board for Institutional Real Estate, Inc. (IREI). Additionally, from 2003-2007 he served as a member of the Board of Directors of Lodgian, Inc. a publicly traded hotel company. At Lodgian he was Chairman of both the Compensation & Nominating Committees as a member of the Audit Committee. From 1995 -2003 Mr. McTavish was a Principal at Colony Capital, LLC. He was a member of Investment Committee and Major Asset Review Committee. Colony has invested in and manages nearly $60 billion in real estate assets. As Chief Operating Officer he oversaw the 50-person asset management group responsible for more than 1,000 real estate assets comprising several billion dollars. From 1998-2002 he led Colony’s efforts in establishing offices in Japan & Korea. Additional responsibilities at Colony included Chairman of Aman Resorts and LaHotel Corporation (owner of the L’Ermitage Hotel in Beverly Hills, CA). He was an active member of the Board of Directors for publicly traded Verado Holdings, Inc. –an investment made with Texas Pacific Group and the Donald Sturm Group. Prior to Colony he was a founder of Brazos Asset Management (later renamed Lone Star Opportunity Fund) for the Robert Bass Group.

Mr. McTavish holds an M.B.A. in Real Estate from The Wharton School of Business and a B.S. from the United States Naval Academy (Superintendent’s List, 1980).

We believe Mr. McTavish’s experience related to investments, management and operations provides significant benefits to the company.

Roger Greene has more than 25 years of experience advising firms in the life sciences, technology, and real estate investment arena. He has been CEO of Marquette Partners (and its predecessor Marquette Advisors) since 2003 and was Managing Director of Canons Park Advisors from 2014-2019. He has acted as an advisor to numerous firms involved in acquisitions and repositioning business strategies, with emphasis in the healthcare services and life sciences sector. This work included service as a director of Patient Home Monitoring from 2010 to 2017 as the company acquired businesses and then split into VieMed (Toronto Stock Exchange) and Protech Home Medical (Toronto Venture Exchange). In August 2019, Mr. Greene was appointed to serve as director and CEO of Brattle Street Investment Company as the company seeks new opportunities in the life sciences sector. Mr. Greene has served as general counsel to technology and real estate investment firms, including managers for Brazos and Lone Star Funds, which acquired and sold billions of dollars in assets.

Mr. Greene holds a Bachelor of Arts degree in economics from Harvard College and a Law degree from Harvard Law School.

We believe Mr. Greene’s experience related to investments, management, law and operations provides significant benefits to the Company.

Miriam Rouziek was elected to MILC’s board in December of 2021. Ms. Rouziek has more than 10 years of accounting, tax, and audit experience. Ms. Rouziek currently serves as Manager of Refined Products & Renewables Accounting at CVR Energy, Inc. Previously she was an audit manager at PKF Texas from 2016-2021, where she audited and reviewed SEC filers and privately-held companies, and engaged in special projects for clients related to adoption of new accounting guidance, including the new Revenue Recognition guidance and Lease guidance, as well as projects related to internal controls process improvements. Prior to that she was a supervising senior auditor at MaloneBailey, LLP from 2010 to 2016 where she audited and reviewed SEC filers. Throughout her professional and academic careers, Ms. Rouziek was engaged in leadership activity where she worked to train and develop individuals on a variety of accounting and auditing topics.

Ms. Rouziek holds a Bachelor of Arts in English Literature from University of Houston and an MLA in English Literature and an MSA in accounting from University of St. Thomas.

We believe Ms. Rouziek’s experience related to accounting, tax, and audit provides significant benefits to the company

CORPORATE GOVERNANCE

Overview

In accordance with our Bylaws, our Board of Directors elects the Chairman of the Board and our executive officers, and each of these positions may be held by the same or separate persons. Our corporate governance guidelines do not include a policy on whether the role of the Chairman and Chief Executive Officer should be separate or, if not, whether a lead independent Director is to be elected. Since October 2013, Mr. Lesser, the Chairman of our Board of Directors, has also served as our Chief Executive Officer. We believe that this arrangement is suitable for a company of our size. The Board of Directors shall review the need for any changes to these arrangements from time to time in light of the Company’s changing business needs.

Board of Directors

Our Board of Directors takes an active role in overseeing the management of our risks. The Board regularly reviews information regarding our liquidity, operations and investment activities, as well as the risks associated with each. The Board is responsible for overseeing the implementation of our investment strategy, the principal goal of which is to enhance long-term shareholder value through increases in earnings, cash flow and net asset value. Currently, each investment transaction is approved by the Board. In the future, the Board may establish an investment committee consisting of directors to oversee our investment activities, including the review and approval of specific transactions.

Board Committees

Our Board of Directors has three committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each of the three committees consists solely of independent directors as determined in accordance with the independence standards of the NYSE American Company Guide.

Audit Committee

Our Audit Committee has been established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”) and consists of two independent directors, each of whom the Board of Directors has determined is “financially literate” and “independent” under the rules of the OTC Markets Company Guide: Kevin McTavish and Miriam Rouziek. Ms. Rouziek serves as chairman of the Audit Committee. The Board of Directors has determined that Ms. Rouziek meet the definition of “audit committee financial expert,” as defined in applicable SEC rules. Pursuant to its charter, the Audit Committee, among other purposes, serves to assist the Board of Directors in overseeing:

●	the integrity of our financial statements;
●	our compliance with legal and regulatory requirements and ethical behavior;
●	the retention of independent public auditors, including oversight of their performance, qualifications and independence, as well as the terms of their engagement;
●	our accounting and financial reporting processes, internal control systems and internal audit function, as applicable;
●	our monitoring of compliance with laws and regulations and our code of business conduct and ethics; and
●	our investigation of any employee misconduct or fraud.

During 2021, the Audit Committee met on one occasion, after conferring individually or via writing, took action by written consent. The Audit Committee’s charter is available on the Company’s website at: http://www.millinvestment.com/

Compensation Committee

During 2021, our Compensation Committee consisted of two independent directors: Kevin McTavish and Roger Greene. Mr. Greene serves as chairman of the Compensation Committee. The Compensation Committee, among other purposes, serves to:

●	establish and periodically review the adequacy of the compensation plans for our executive officers and other employees;
●	review the performance of executive officers and adjust compensation arrangements as appropriate;
●	establish compensation arrangements for our non-executive directors; and
●	evaluate and make grants under the Company’s 2021 Equity Incentive Plan and other stock grants pursuant to authority delegated to it by the Board of Directors;
●	review and monitor management developments and succession plans and activities.

During 2021, the Compensation Committee met once during the year, after conferring individually or via writing, took one additional action by written consent. All of the Compensation Committee members were in attendance at the meeting. The Compensation Committee charter is available on the Director’s website at: http://www.millinvestment.com/

Nominating Committee

The Nominating Committee is chaired by Roger Greene with Miriam Rouziek serving as a member alongside Mr. Greene. The Nominating Committee evaluates potential nominees to serve as directors and makes recommendations to the Board of Directors for inclusion in the Company’s annual proxy statement. The Nominating Committee met one time in 2021.

Director Nomination Process

The Nominating Committee is responsible for developing and evaluating potential director candidates for consideration in the event of a vacancy on the Board of Directors and making nominee recommendations to the Board of Directors. The Nominating Committee seeks candidates for election and appointment that possess the integrity, leadership skills and competency required to direct and oversee the Company’s management in the best interests of its shareholders, customers and employees, as well as the communities it serves and other affected parties. Nominee candidates must be willing to regularly attend committee and Board of Directors meetings, to develop a strong understanding of the Company, its businesses, and its requirements, to contribute his or her time and knowledge to the Company and to be prepared to exercise his or her duties with skill and care. In addition, each candidate should have an understanding of relevant governance concepts and the legal duties of a director of a public company.

To propose a nominee, shareholders may contact the Nominating Committee Chairman, the Chairman of the Board or the Company’s Secretary by writing to them in care of the Company at its principal executive offices. Such correspondence should include a detailed description of the proposed nominee’s qualifications and a method to contact the nominee if the Nominating Committee so chooses. Candidates viewed by the Nominating Committee as qualified and suitable for service as a director will be contacted to determine interest in being considered to serve on the Board of Directors and, if interested, will be interviewed and have their qualifications established and considered.

The Nominating Committee has established a charter outlining its purpose and the practices it follows. The Nominating Committee charter is available on the Company’s website at http://www.millinvestment.com.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics, with which all officers and directors must comply. A copy of the code may be viewed on our website at http://www.millinvestment.com, and printed copies may be requested, without charge, by writing to us at 301 Winding Road, Old Bethpage, NY 11804, Attention: Investor Relations.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and, in our case, the OTC Markets. Executive officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of such copies, we believe that our current executive officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2021.

Item 11. Executive Compensation.

Director Compensation

Compensation of our independent directors for the fiscal year ending December 31, 2021, is listed in the table below.

Name	Aggregate Compensation from MILC and Affiliates	Pension or Retirement Benefits Accrued as Part of MILC Expenses	Estimated Annual Benefits from MILC upon Retirement	Total Compensation from MILC and MILC Complex Paid to Directors
Kevin McTavish	$4,000	None	None	$4,000
Roger Greene	$4,000	None	None	$4,000
Miriam Rouziek	$3,575	None	None	$3,575

Executive Officer Compensation

The Company is managed by David H. Lesser, the Company’s Chief Executive Officer and Chairman, with oversight from its Board of Directors.

Summary Compensation Table

Compensation for our principal executive officer for the last two fiscal years ending December 31, 2021 is set forth in the table below:

Name	Aggregate Compensation from MILC and Affiliates	Pension or Retirement Benefits Accrued as Part of MILC Expenses	Estimated Annual Benefits from MILC upon Retirement	Total Compensation from MILC and MILC Complex Paid to Officers
David H. Lesser	$240,000	None	None	$240,000

The compensation for David H. Lesser, our Chairman and CEO has been set at $10,000 monthly from each, the Company and its wholly owned subsidiary (MHC). These amounts will be reviewed periodically and may change based on the required commitment of the Independent Directors.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2021:

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership and voting power of our common shares as of December 31, 2021, by: (i) each person who owns more than 5% of our shares and who has filed a Schedule 13D with the SEC that is publicly available to the Company and others at www.sec.gov, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each person listed is c/o Millennium Sustainable Ventures Corp., 301 Winding Road, Old Bethpage, NY 11804. Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power.

Percentage of ownership is based on 10,959,814 shares of our Common Shares outstanding as of March 15, 2022.

	Owned at March 15, 2022
Name of Beneficial Owner	Number of Shares	% of Outstanding Shares
Directors and Executive Officers
David H. Lesser (1)	2,124,461	19.38%
Kevin McTavish(2)	-	-
Roger Greene(2)	-	-
Miriam Rouziek(2)	-	-
All directors and executive officers as a group	2,124,461	-
	2,124,461	19.38%

(1)	David H. Lesser is an Interested Director of MILC. Ownership for David H. Lesser includes shares owned directly and shares held indirectly through a 100% owned limited liability corporation.
(2)	Independent Director of MILC.

Based on information obtained by reviewing public filings required by the SEC on Forms 3, 4 and 5 and Schedules 13D and 13G, persons beneficially owning 5% or more of MILC’s common stock have reported their ownership of MILC shares as indicated below. Unless otherwise indicated, to our knowledge, each person named below has sole voting and investment power with respect to the shares beneficially owned by it, except to the extent authority is shared by spouses under applicable law or as otherwise disclosed in their respective public filings.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
David H. Lesser	2,124,461	19.38%
Sanlam Investment Holdings Ltd(1)	1,360,391	12.41%
Christopher M Plahm and Ella M Plahm(2)	800,544	7.30%

(1)	Based on information contained in a Schedule 13D/A jointly filed on April 9, 2010, by Sanlam Investment Holdings Ltd, Sanlam International Investment Partners Limited, and Sanlam Limited who share voting and investment control over these securities.
(2)	Based on information contained in a Schedule 13G filed on January 5, 2022, by Christopher M. Plahm who has sole voting power over 757,593 shares, and Ella M Plahm, who has sole voting power over 42,951 shares. The address of Christopher M Plahm and Ella M Plahm is 1346 Krystyna Crossing, Lemont, Il 60439

Item 13. Certain Relationships and Related Transactions, and Director Independence

Subject to applicable restrictions under the 1940 Act, MILC may from time-to-time enter into transactions with a director, officer or employee, or transactions in which such a person (or one or more of such person’s family members, household members or entities with which such person is affiliated or by which such person is employed) has a direct or indirect material financial interest; provided, however, that in each such case such interests shall have been disclosed to the directors of MILC and a majority of the disinterested directors shall have approved such transaction as being on terms substantially equivalent to those reasonably to be expected in a similar, arm’s-length transaction with an unrelated party, and in the interests of MILC. MILC is currently seeking to deregister from the 1940 Act as we are no longer meet the definition of an investment company.

Commencing September 2016, the Board approved payment to an entity affiliated with the CEO of the Company, Mr. Lesser, to reimburse such entity for accounting and administrative functions at a rate of $750 per month for each of Millennium Investment & Acquisition Company and Millennium HI Carbon LLC. On October 1, 2021, the Board of Directors approved an increase to $5,000 ($750 from MHC, $1,250 from MILC and $3,000 from MillCann) a month due to the increase in administrative and accounting support needed for the new focus of cannabis cultivation. During the twelve months ended December 31, 2021, the total expenses paid to such affiliate was $43,500 which included a onetime payment of $15,000 for expenses incurred during the third quarter due to an unusual amount of time allocated to the 2Q21 SEC filings.

The Company has hired Morrison Cohen, LLP (“MoCo”) as its legal counsel with respect to general corporate matters. The spouse of the Company’s CEO is a partner at MoCo. During the twelve months ended December 31, 2021 the Company paid $16,019 to MoCo.

The Company has entered into a synergistic relationship with Power REIT (NYSE: PW and PW.PRA). David H Lesser, our Chairman and CEO, is also Chairman and CEO of Power REIT. During the first half of 2021, the board approved three investments in transactions related to the sustainable cultivation of cannabis in greenhouses that are owned by wholly owned subsidiaries of Power REIT. The properties are located in Colorado, Oklahoma, and Michigan and a subsidiary of Power REIT has entered into lease transactions with the related tenants in which MILC has controlling interests. As part of the WC Lease, the lessor, a wholly owned subsidiary of Power REIT has agreed to fund the rehabilitation and upgrading of the existing improvements and the construction of additional greenhouse space. As part of the VC Lease, the lessor, a wholly owned subsidiary of Power REIT has agreed to fund the rehabilitation and upgrading of the existing improvements. As part of the MarCann Lease, the lessor, a wholly owned subsidiary of Power REIT, has agreed to fund the rehabilitation and upgrading of the existing improvements.

Under the Company’s organizational documents, the Company may enter into transactions in which directors, officers or employees have a financial interest; provided however, that in the case of a material financial interest, the transaction shall be disclosed to the Board of Directors or the transaction shall be fair and reasonable. After consideration of the conditions and terms of the payment to an affiliate of HBP for accounting and administrative support, the independent directors approved the agreement with the affiliate of HBP described above, finding the aforementioned arrangements to be fair and reasonable and in the interest of the Company.

INDEPENDENCE OF THE BOARD OF DIRECTORS

The Company’s common shares are quoted on the OTC Pink. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the OTC Markets Group listing standards, a director will qualify as an “independent director” if they are not an Executive Officer or employee of the Company or any other Person having a relationship which, in the opinion of the board of directors, would interfere with the exercise of judgment in carrying out their responsibilities as a director.

In order to be considered to be independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the board of directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, or (ii) be an affiliated person of the listed company or any of its subsidiaries.

The Company’s board of directors undertook a review of the independence of the members of the board of directors and considered whether any director has a material relationship with our company that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the board of directors has determined that all of our current directors, except Mr. Lesser, due to his position as Chief Executive Officer of the Company, is “independent” as that term is defined under the rules of the OTC Markets Group. As a result, are deemed to be “independent” as that term is defined under the rules of the OTC Markets Group

In making these determinations, the Board of Directors considered the current and prior relationships that each non-employee Director has with our Company and all other facts and circumstances the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee Director.

Item 14. Principal Accounting Fees and Services

Audit Fees

Effective August 12, 2021, the Company retained MaloneBailey, LLP (“MB”) as its independent registered public accounting firm. The Company paid MB $72,000 for professional services during the year ended 2021 related to the annual audit of its financial statements for the year ended December 31, 2020 as well as a review of quarterly financial statements.

Effective December 16, 2021, the Company retained Grassi & Co., CPAs, P.C. (“GCC”) as its independent registered public accounting firm. The Company did not pay GCC for professional services in the year ended 2021.

Other Fees

Other than the fees described above, there were no payments made to MB or GCC, during 2021, including payments whose disclosure is called for under Items 9(e)(2) and (4) of the SEC’s Schedule 14A.

Audit Committee Pre-Approval of Services to be Provided by Independent Auditor

Our policies and procedures require our Audit Committee to review and approve in advance all engagements for services to be rendered by the Company’s independent auditors. In the case of any non-audit services proposed to be rendered by the Company’s independent auditors, that review includes consideration by the Audit Committee as to whether the provision of such services would be compatible with maintaining the auditors’ independence.

All of the engagements for services rendered in 2021 by the Company’s independent auditors were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

(1) Consolidated Financial Statements:

See Index to Consolidated Financial Statements at page F-1.

(2) Financial Statement Schedule:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report.

EXHIBIT INDEX

A list of all exhibits that are filed as a part of this document is set forth below:

Exhibit 3.1	Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to the Registrant’s Statement on Form 1 (File No.: 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to Amendments No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133189) filed on June 28, 2006, incorporated herein by reference.

Exhibit 3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated January 17, 2008 filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (File No. 333-133189) filed on January 28, 2008, incorporated herein by reference.

Exhibit 3.4	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated February 24, 2014 filed as an exhibit to Amendment No. 1 to the Registrant’s Form N-2 (File No. 811-22156) filed on November 4, 2014, incorporated herein by reference.

Exhibit 3.5	By-laws of Registrant filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.6	Amended and Restated By-laws of Registrant incorporated herein by reference to Exhibit 3.1 to the Form 8-K (File No. 811-22156) filed with Securities and Exchange Commission on October 4, 2021.

Exhibit 10.1	Lease Agreement with PW MI CanRE Marengo LLC incorporated herein by reference to Exhibit 99.1 to the Form 8-K (File No. 811-22156) filed with the Securities and Exchange Commission on September 9, 2021.

Exhibit 10.2	Lease Agreement with PW CO CanRE Walsenburg LLC incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q (File No. 811-22156) filed with the Securities and Exchange Commission as of November 11, 2021.

Exhibit 10.3	Lease Agreement with PW CanRE OK Vinita LLC incorporated herein by reference to Exhibit 10.4 to the quarterly report on Form 10-Q (File No. 811-22156) filed with the Securities and Exchange Commission as of November 11, 2021.

Exhibit 10.4	Lease Amendment with PW MI CanRE Marengo LLC incorporated herein by reference to Exhibit 99.1 to the Form 8-K (File No. 811-22156) filed with the Securities and Exchange Commission on November 4, 2021.

Exhibit 21.1	List of Subsidiaries of Millennium Sustainable Ventures Corp.
Exhibit 31.1	(1) Section 302 Certification for David H. Lesser
Exhibit 32.1	(1) Section 906 Certification for David H. Lesser
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

(1) Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Millennium Sustainable Ventures Corp.

By:	/s/ David H. Lesser
David H. Lesser
Chairman, CEO, CFO, Secretary and Treasurer (Principal executive officer, principal financial officer and principal accounting officer)

Date: March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David H. Lesser	Director and Chairman of the Board of Directors, CEO, CFO, Secretary and Treasurer	March 15, 2022
David H. Lesser

/s/ Kevin McTavish	Director	March 15, 2022
Kevin McTavish

/s/ Roger Greene	Director	March 15, 2022
Roger Greene

/s/ Miriam Rouziek	Director	March 15, 2022
Miriam Rouziek

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Millennium Sustainable Ventures Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Millennium Sustainable Ventures Corp. (Formerly Millennium Investment & Acquisition Co. Inc.) and subsidiaries (the” Company”) as of December 31, 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cashflow from operations and has stated that these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these uncertainties are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Long-lived assets

Description of the matter

During the fourth quarter of 2021, the Company made the decision to write-off certain assets associated with its Carbon segment. As further described in Note 2 and Note 3, the Company recorded a long-lived asset impairment charge of $2,700,000.

Auditing the Company’s long-lived asset impairment analysis was complex and highly judgmental due to the significant qualitative judgment required to determine the realization of the long-lived asset group.

How we addressed the matter

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment evaluation process, including controls over Management’s review of the significant assumptions described above. Our audit procedures to evaluate the measurement of the Company’s long-lived asset impairment loss included, among others, evaluating the reasonableness of management’s significant assumptions. We also reviewed historical reports of a third-party valuation specialists to establish an understanding of the assets being considered and their ability to be marketed for sale given the length of time such assets have been idle, and the geography of such assets. In addition, we evaluated the Company’s disclosures related to the matters described above.

Valuation of Inventory

Description of the matter

As of December 31. 2021, the Company had approximately $2,100,000 of inventory. As discussed in Note 2, inventory is valued at the lower of cost or net realizable value. The Company evaluates and reduces inventory for the excess, slow moving and/or poor product quality issues. We determined valuation of inventory to be a critical audit matter based on the high degree of management judgment necessary in assessing valuation and any necessary write-downs.

How we addressed the matter

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory valuation process, including controls over management’s review of the significant assumptions described above.

Our audit procedures included:

●	Physical observation of inventory;
●	Examining the Company’s analysis of raw materials, work-in-process and finished goods inventory in the context of its valuation assertion.
●	Validating cost assertions by reviewing source documentation of inventory purchases;
●	Reviewing inventory obsolescence and condition reports provided by management;
●	Reviewing subsequent sales data; and
●	Analytical procedures including margin analyses.

Finally, we evaluated the Company’s disclosures related to the matters described above.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2021

Jericho, New York

March 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Millennium Investment & Acquisition Co. Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Millennium Investment & Acquisition Co. Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2021.
Houston, Texas
October 15, 2021

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$1,623,291	$1,895,597
Accounts receivable	5,781	-
Inventory - Millennium Cannabis	2,108,284	-
Investment in equity securities - SMC Global Securities	-	5,662,706
Other current assets	72,743	45,205
Total current assets	3,810,099	7,603,508

Property, plant and equipment, net	483,100	2,904,497

Other assets:
Security deposits	1,249,405	5,650
Right of use assets - Millennium HI Carbon	1,353,880	1,403,190
Right of use assets - Millennium Cannabis	37,708,496	-
Right of use assets - finance leases	29,829	-
Total assets	$44,634,809	$11,916,845

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$376,634	$222,478
PPP loan - Millennium HI Carbon	-	137,700
Lease liability - Millennium HI Carbon	1,194,556	1,024,969
Lease liability - Millennium Cannabis	2,482,649	-
Lease liability - finance leases	3,264	-
Total current liabilities	4,057,103	1,385,147

Long-term liabilities
Lease liability - Millennium HI Carbon	1,369,889	1,399,285
Lease liability - Millennium Cannabis	37,263,981	-
Lease liability - Finance Leases	26,607	-
Total long-term liabilities	38,660,477	1,399,285
Total Liabilities	42,717,580	2,784,432

Preferred Stock; par value $0.0001 per share, 5,000 shares authorized, no shares issued and outstanding	-	-
Common Stock; par value $0.0001 per share, 12,000,000 shares authorized, 10,959,814 shares issued and outstanding	1,096	1,096
Paid-in capital	52,400,025	52,400,025
Accumulated Deficit	(50,483,892)	(43,268,708)
Total Equity	1,917,229	9,132,413

Total Liabilities and Equity	$44,634,809	$11,916,845

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2021	2020

Revenue	$41,780	$-
Cost of goods sold	2,365,767	-
Gross Loss	(2,323,987)	-

Operating Expenses
General & administrative expenses	1,320,835	576,245
Fee on sale of securities	633,311	-
Professional fees	195,408	75,882
Impairment of property, plant and equipment - Millennium HI Carbon	2,765,000	6,736,536
Lease expense - Millennium HI Carbon	190,701	190,703
Total Operating Expenses	5,105,255	7,579,366
Net Loss from Operations	$(7,429,242)	$(7,579,366)

Other Income
Dividend income	67,382	114,109
Unrealized gain on investment in SMC Global Securities	-	781,469
Realized gain on disposal of SMC Global Securities	-	156,343
Government grant income	137,700	-
Other income	8,976	31,651
Total Other Income	214,058	1,083,572
Net Loss	$(7,215,184)	$(6,495,794)

Net loss per share - basic and diluted	$(0.66)	$(0.59)
Weighted average share outstanding, basic and diluted	10,959,814	10,959,814

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2019	10,959,814	$1,096	$52,400,025	$(36,772,914)	$15,628,207
Net Loss	-	-	-	(6,495,794)	(6,495,794)
Balance as of December 31, 2020	10,959,814	1,096	52,400,025	(43,268,708)	9,132,413
Net Loss	-	-	-	(7,215,184)	(7,215,184)
Balance as of December 31, 2021	10,959,814	$1,096	$52,400,025	$(50,483,892)	$1,917,229

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Operating activities
Net loss	$(7,215,184)	$(6,495,794)

Adjustments to reconcile net loss to net cash used in operating activities
Gain on PPP loan forgiveness	(137,700)	-
Noncash operating lease expense - Millennium HI Carbon	49,310	58,872
Noncash operating lease expense - Millennium Cannabis	(37,708,496)	-
Noncash finance lease expense	(29,829)	-
Impairment - Millennium HI Carbon	2,765,000	6,736,536
Depreciation expense - Millennium Cannabis	12,137	-
Realized gain on disposal of SMC Global Securities	-	(156,343)
Unrealized gain on investment in SMC Global Securities	-	(781,469)

Changes in operating assets and liabilities
Accounts Receivable	(5,781)
Inventory - Millennium Cannabis	(2,108,284)	-
Accounts payable and accrued expenses	154,156	39,404
Lease liability - Millennium HI Carbon	140,191	121,005
Lease liability - Millennium Cannabis	39,746,630	-
Prepaids and other current assets	(27,540)	4,823
Security deposit - Millennium Cannabis	(1,243,755)	-
Net cash used by operating activities	$(5,609,143)	$(472,966)

Investing activities
Acquisition of property, plant and equipment	(355,740)	(647,883)
Proceeds from disposal of SMC Global Securities	5,662,706	876,808
Net cash provided by investing activities	$5,306,966	228,925

Financing activities
Proceeds from PPP loan	-	137,700
Lease liability - Finance leases	29,871	-
Net cash provided by financing activities	$29,871	$137,700

Net decrease in cash	(272,306)	(106,341)

Cash, beginning of period	$1,895,597	$2,001,938

Cash, end of period	$1,623,291	$1,895,597

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income tax	$-	$-
Supplemental disclosure of noncash flow information:
Initial recognition of right of use asset and lease liability	$38,172,218	$1,462,062

The accompanying notes are an integral part of these consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – GENERAL INFORMATION

Nature of Operations

Millennium Sustainable Ventures Corp., formerly known as Millennium Investment & Acquisition Co. Inc., formerly known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) is an internally managed, non-diversified, closed-end investment company focused on two lines of business and conducts operations in two segments: cannabis cultivation and activated carbon.

Millennium Cannabis LLC, (“Millcann”), a wholly-owned subsidiary of MILC, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (CEA) in the form of greenhouses, with operations in Colorado, Oklahoma, and Michigan.

Millennium HI Carbon, LLC (“MHC”) is a wholly owned subsidiary that acquired an activated carbon plant in Hawaii (the “Hawaii Plant”) that was intended to produce a very high-grade form of Activated Carbon for the production of ultracapacitors which are an advanced electrical storage device. During the first half of 2019, MHC concluded that the Hawaii Plant was not capable of producing consistent results and has made efforts to minimize overhead and cash drain while it seeks a strategic alternative for the Hawaii Plant. Effective December 31, 2021, MILC determined to write off the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. Impairment of $2,765,000 was recognized for the year ended December 31, 2021 to account for the full write off of the asset.

Millennium Carbon, LLC (“MillCarbon”) is a wholly owned subsidiary that has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries. MILC is evaluating the construction of a commercial scale plant based on the technology it has developed.

During 2020, MILC announced that it was seeking to de-register as an Investment Company that is regulated under Investment Company Act of 1940 (the “1940 Act”). As previously announced, MILC has completed the liquidation of its sole investment in securities - its investment in SMC and plans to invest the proceeds in operating businesses. On October 14, 2020, shareholders approved a proposal to change the nature of the Company’s business from a registered investment company under the 1940 Act to a holding company that focuses primarily on owning and operating businesses (collectively, the “Deregistration Proposal”). On March 1, 2021, as amended on May 11, 2021, December 9, 2021 and January 21, 2022, the Company filed an application pursuant Section 8(f) of the Investment Company Act of 1940 for an Order Declaring that MILC has Ceased to be an Investment Company (the “Deregistration Order”). On February 2, 2022, the SEC issued a notice that it was commencing the 25-day public review period in response to MILC’s application. On February 28, 2022, MILC received the Deregistration Order declaring that is has ceased to be an Investment Company. Consequently, the financial statements presented in this Annual Report on Form 10-K are presented in accordance with the reporting requirements under the Securities Exchange Act of 1934, as amended.

On October 1, 2021, MILC filed an application with FINRA for approval to change its name to Millennium Sustainable Ventures Corp. MILC received approval for the name change as disclosed in a Form 8-K and Press Release issued on February 16, 2022. We believe the name change better reflects our focus on sustainable Controlled Environment Agriculture (CEA) cultivation in greenhouses and the sustainable production of activated carbon. MILC, with a focus on the “Triple Bottom Line” and a commitment to Profit, Planet and People is focused on sustainable business practices.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements of MILC include the accounts of the Company and its wholly-owned subsidiaries as follows:

●	Millennium Carbon LLC
●	Millennium HI Carbon LLC
●	Millennium Cannabis, LLC
●	Millennium HR LLC
●	Marengo Cannabis LLC

The following indirect subsidiaries are included in the accompanying consolidated financial statements:

●	VinCann LLC

VinCann LLC (“VC”) is 100% consolidated into the financial statements of MILC as of December 31, 2021. MillCann has invested in VC and receives a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return, after which MillCann has an 82.0% ownership stake. As of December 31, 2021, MillCann has not received its return of capital and preferred return. Once this occurs, the remaining subordinated ownership will be held by the management team of VC and a non-controlling interest will be recognized in the consolidated financial statements.

The following variable interest entities of MILC are also included in the accompanying consolidated financial statements:

●	Walsenburg Cannabis LLC

Walsenburg Cannabis LLC (“WC”) is 100% consolidated into the financial statements of MILC as of December 31, 2021. MillCann issued capital to WC in the form of a convertible loan for its business operations and MILC is in the process of obtaining regulatory approvals for holding cannabis licenses in Colorado. Upon receiving regulatory approval, it is contemplated that the loan will convert into a preferred equity interest in WC that receives a full return of invested capital plus a 12.5% preferred return, after which MillCann has an 83.5% ownership stake. As of December 31, 2021, MillCann has not received its return of capital and preferred return. Once this occurs, the remaining subordinated ownership will be held by the management of WC and a non-controlling interest will be recognized in the consolidated financial statements.

All intercompany balances have been eliminated in consolidation.

Investment in Equity Securities

Equity securities are recorded at cost and adjusted for observable transactions for same or similar investments of the issuer (referred to as the measurement alternative) or impairment. All gains and losses on equity securities, realized or unrealized, are recorded through gains or losses on equity securities on the consolidated statements of operations. On June 1, 2021, MILC sold its last remaining position in SMC Global. As of December 31, 2021, the Company did not own any equity securities.

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

The following table sets forth the computation of basic income (loss) per share:

	Year Ended
	December 31,
	2021	2020

Loss available to common Shareholders	$(7,215,184)	$(6,495,794)

Weighted average shares	10,959,814	10,959,814

Basic loss per common share	$(0.66)	$(0.59)

Property, Plant and Equipment

Property, plant and equipment is stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property, plant and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The Company capitalizes property and leased equipment where the terms of the lease result in the transfer to the Company of substantially all of the benefits and risks of ownership of the equipment.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Machinery and equipment	5 years
Furniture and fixtures	5 years
Office equipment	5 years

Depreciation expense for the twelve months ended December 31, 2021 and 2020 was $12,137 and $0, respectively.

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate their carrying amount may not be recoverable in accordance with FASB ASC Topic 360, Impairment or Disposal of Long-Lived Assets. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount, if any, exceeds its fair value. For the year ended December 31, 2021 and 2020, MHC incurred an impairment expense of $2,765,000 and $6,736,536, respectively, for the HI asset.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, as amended by subsequently issued Accounting Standards Updates. This revenue standard requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. The recognition of revenue is determined by performing the following consecutive steps:

●	Identify the contract(s) with a customer;
●	Identify the performance obligations in the contract(s);
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract(s); and
●	Recognize revenue as the performance obligation is satisfied.

Revenue from the direct sale of cannabis to customers for a fixed price is recognized when the Company transfers control of the good to the customer.

Liquidity and Going Concern

The Company’s objectives when managing its capital are to ensure that there are adequate capital resources to safeguard the Company’s ability to continue operating and maintain adequate levels of funding to support its ongoing operations and development such that it can continue to provide returns to shareholders.

ASU 205-40 – Presentation of Financial Statements – Going Concern requires management to evaluate an entity’s ability to continue as a going concern within one year after the date the financial statements are available for issuance. Specifically, management is required to evaluate whether the presence of adverse conditions or events, when considered individually and in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern. Substantial doubt exists when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are available for issuance.

As of December 31, 2021, the Company had an accumulated deficit of $50,483,892 and negative working capital of $247,004. Additionally, the Company had recurring losses and negative cashflow from operations. These adverse conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

Although the Company believes its cash available as of December 31, 2021 along with its other current assets and ability to secure additional debt and/or equity financing should be sufficient to fund operations and commitments for twelve months from the date of the filing of this Annual Report on Form 10-K, management has concluded the uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The carrying amounts of the Company’s financial instruments, including cash, deposits, and accounts payable approximate fair value because of their relatively short-term maturities.

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

Finished goods inventory is initially valued at cost and subsequently at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving or poor product quality by considering factors such as inventory levels and forecasted sales demand. Any identified excess, slow moving and poor-quality inventory is written down to its net realizable value through a charge to cost of goods sold. For the year end December 31, 2021 and 2020, $641,106 and $0, respectively were expensed through cost of goods sold related to impairment of inventory.

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

Paycheck Protection Program

U.S. GAAP does not contain authoritative accounting standards for forgivable loans provided by governmental entities to a for-profit entity. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. Based on the facts and circumstances, the Company determined it most appropriate to account for the Paycheck Protection Program (“PPP”) loan proceeds as an in-substance government grant by analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”; however, based on certain interpretations, it is analogous to “probable” as defined in FASB ASC Subtopic 450-20-20 under U.S. GAAP, which is the definition the Company has applied to its expectations of PPP loan forgiveness. Under IAS 20, government grants are recognized in earnings on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Further, IAS 20 permits for the recognition in earnings either (1) separately under a general heading such as other income, or (2) as a reduction of the related expenses. The Company has elected to recognize government grant income separately within other income to present a clearer distinction in its financial statements between its operating income and the amount of net income resulting from the PPP loan and forgiveness from the Small Business Administration (“SBA”).

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

In determining whether it is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party has the power to direct such activities; the amount and characteristics of Company’s interests and other involvements in the VIE; the obligation or likelihood for the Company or other investors to provide financial support to the VIE; and the similarity with and significance to the business activities of Company and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of these VIEs and general market conditions. As of December 31, 2021, MILC has determined that Walsenburg Cannabis is a variable interest entity.

Impact of New Accounting Standards

The Company has evaluated all recent accounting pronouncements and believes either they are not applicable or that none of them will have a significant effect on the Company’s financial statements

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation and impairment and is comprised of the following:

	December 31,
	2021	2020

Machinery and Equipment	$427,388	$2,904,497
Furniture and Fixtures	58,595	-
Office Equipment	9,254	-
	495,237	2,904,497
Less: accumulated depreciation	(12,137)	-
Property and equipment, net	$483,100	$2,904,497

As of December 31, 2021, the Company’s Property, Plant and Equipment consisted of Activated Carbon production machinery and equipment at the MillCarbon pilot plant in Kentucky, as well as machinery and equipment, furniture and fixtures and office equipment at the three operations related to Millennium Cannabis. Property, plant and equipment was never operational for MHC and therefore has not incurred a depreciation expense on this asset. Depreciation expense for the twelve months ended December 31, 2021 and 2020 was $12,137 and $0, respectively.

Effective December 31, 2021, MILC determined to write off the remaining value of the HI asset (MHC) for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. Impairment loss of $2,765,000 and $6,736,536 was recognized for the year ended December 31, 2021 and 2020, respectively to account for the full write off of the asset.

4. INVENTORY

The Company’s inventories include the following at December 31, 2021 and, 2020:

	December 31,
	2021	2020
Raw Material: Grow Supplies	$348,244	$-
Raw Material: Trim	228,909	-
Raw Material: Flower	335,662	-
Work in Progress: Trim	167,866	-
Work in Progress: Flower	354,107	-
Finished Goods: Trim	361,632	-
Finished Goods: Flower	311,864	-
	$2,108,284	$-

5. INVESTMENTS

Throughout 2021, the Company sold their remaining position in SMC Global Securities. During the twelve months ended December 31, 2021 and 2020, MILC sold 7,933,690 and 1,171,000 shares of SMC for proceeds of $5,029,396 and $876,808 net of fees, respectively. The Company has submitted a claim with the Government of India for a refund of fees. There can be no assurances as to when or how much will be refunded, if any.

The following is a summary of the sales completed for the years ended December 31, 2021 and 2020 is:

Sale Date	Shares	Net Proceeds	Price Per Share

6/30/2020	300,000	238,026	0.79
10/30/2020	170,000	124,048	0.73
11/9/2020	330,000	240,545	0.73
12/31/2020	371,000	274,189	0.74

2/17/2021	1,229,000	718,403	0.58
2/18/2021	1,500,000	876,628	0.58
2/23/2021	1,800,000	1,058,315	0.59
2/26/2021	704,690	405,108	0.57
5/19/2021	252,148	249,627	0.99
5/20/2021	200,000	196,000	0.98
5/21/2021	611,971	599,732	0.98
5/24/2021	508,834	498,657	0.98
5/25/2021	344,527	327,301	0.95
5/26/2021	190,000	174,801	0.92
5/27/2021	163,646	157,100	0.96
5/28/2021	322,319	299,757	0.93
6/1/2021	106,555	101,277	0.95

Total	9,104,690	$6,539,513	$0.72

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

A contract is or contains a lease if the contract conveys the right to control the use of identified property (an identified asset) for a period of time in exchange for consideration.

As of December 31, 2021 and 2020, the Company, through subsidiaries and its consolidated VIE, has entered into four operating leases:

●	A ground lease located in Hawaii for the purpose of acquiring an activated carbon plant with 13.5 years remaining and three options to renew for an additional 10 years. A right-of-use asset and lease liability of $1,462,062 was recognized on January 1, 2020. As of December 31, 2021 and 2020, the right-of-use asset is $1,353,880 and $1,403,190 and the corresponding lease liability is $2,564,445 and $2,424,254, respectively, which includes rent payable.

●	An operating lease entered into on May 21, 2021 for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Colorado with a 20-year term and two options to renew for an additional 5 years each. The lease has 19.43 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $5,378,407 during the second quarter. As of December 31, 2021 and 2020, the right-of-use asset is $5,340,785 and $0 and the corresponding lease liability is $5,656,699 and $0, respectively.

●	An operating lease entered into on June 11, 2021 for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Oklahoma with a 20-year term and two options to renew for an additional 5 years each. The lease has 19.43 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $3,679,216 during the second quarter. As of December 31, 2021 and 2020, the right-of-use asset is $3,651,231 and $0 and the corresponding lease liability is $3,944,391 and $0, respectively.

●	An operating lease entered into on September 3, 2021 for land, greenhouse and auxiliary/processing facilities approved for cannabis cultivation located in Michigan with a 20-year term and two options to renew for an additional 5 years. The lease has 19.67 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $29,114,595 during the third quarter. As of December 31, 2021 and 2020, the right-of-use asset is $28,716,480 and $0 and the corresponding lease liability is $30,145,540 and $0, respectively.

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

Finance Leases

MillCann has two finance leases for equipment which it used within the operations of cultivating cannabis. The amounts financed are $14,757 for both WC and VC, respectively, with terms of 60 months at a rate of 3.99% per annum.

As of December 31, 2021, the scheduled lease payments are as follows:

	Operating Leases	Finance Leases
2022	$4,177,351	$6,529
2023	9,542,317	6,529
2024	9,475,286	6,529
2025	8,001,074	6,529
2026	4,281,548	4,353
Thereafter	77,435,863	-
Total Lease Payments	112,913,439	30,469
Less: Imputed Interest	70,602,364	-
Less: Interest	-	598
	$42,311,075	$29,871

For the year ended December 31, 2021 and 2020, the operating lease costs were as follows:

	Years ended December 31,
Total Operating Lease Expense	2021	2020
Operating Lease Expense (HI)	$141,391	$131,831
Amortization of ROU assets - (HI)	49,310	58,872
Operating Lease Expense - Cannabis	1,683,762	-
Amortization of ROU assets - Cannabis	463,722	-
Total Operating Lease Expense	$2,338,185	$190,703

For the year ended December 31, 2021 and 2020, total finance lease expense was as follows:

	Years ended December 31,
Total Finance Lease Expense	2021	2020
Finance Lease Expense	$2,131	$-
Amortization of ROU assets	87	-
	$2,218	$-

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

The COVID-19 outbreak in the United States has caused business disruptions through mandated and voluntary closings. Although temporary disruptions can be expected, significant uncertainty exists concerning the magnitude and duration of the COVID-19 pandemic’s impact on the Company’s customers, labor sources, supply chains, and demand for the Company’s services. The potential financial impact cannot be reasonably estimated at this time.

7. COMMON STOCK

The Company’s Certificate of Incorporation currently authorizes the issuance of 12,000,000 shares of common stock and 5,000 shares of preferred stock, each with a par value of $0.0001 per share. The total shares outstanding as of December 31, 2021, is 10,959,814.

In November 2013, the Company’s Board of Directors authorized a buyback of up to 800,000 shares of its common stock. Buybacks will be made from time to time based on the view of the Company of its trading price relative to its underlying value and subject to compliance with applicable legal requirements. No buybacks were made during the year ended December 31, 2021.

8. EQUITY AND LONG-TERM COMPENSATION

Securities Authorized for Issuance Under Equity Compensation Plans

MILC’s 2021 Equity Incentive Plan was adopted by the Board on October 10, 2021 and approved by the shareholders on December 8, 2021. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Company and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common stock through the granting of awards. No shares have been granted as of December 31, 2021.

9. RELATED PARTY TRANSACTIONS

Commencing September 2016, the Board approved payment to an entity affiliated with the CEO of the Company, Mr. Lesser, to reimburse such entity for accounting and administrative functions at a rate of $750 per month for each of Millennium Investment & Acquisition Company and Millennium HI Carbon LLC. On October 1, 2021, the Board of Directors approved an increase to $5,000 ($750 from MHC, $1,250 from MILC and $3,000 from MillCann) a month due to the increase in administrative and accounting support needed for the new focus of cannabis cultivation. During the twelve months ended December 31, 2021, the total number expenses to such affiliate was $43,500 which included a onetime payment of $15,000 for expenses incurred during the third quarter due to an unusual amount of time allocated to the 2Q21 SEC filings.

The Company has hired Morrison Cohen, LLP (“MoCo”) as its legal counsel with respect to general corporate matters. The spouse of the Company’s CEO is a partner at MoCo. During the twelve months ended December 31, 2021 and 2020, the Company paid $16,019 and $8,918, respectively to MoCo. There is no outstanding balance as of December 31, 2021.

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

10. PAYCHECK PROTECTION PROGRAM

In response to the COVID-19 pandemic, the PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the SBA. Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans. If the loan proceeds are fully utilized to pay qualified expenses, the full principal amount of the PPP loan, along with any accrued interest, may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization.

In April 2020, the Company received a loan of $137,700 under the PPP provided by its bank. The loan bears interest at 1.0%, with principal and interest payments deferred for the first six months of the loan. After that, the loan and interest would be paid back over a period of 18 months (if the loan is not forgiven under the terms of the PPP). Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. When it applied for the loan, the Company believed it would qualify to have the loan forgiven under the terms of the PPP, and therefore considered the loan to be substantively a conditional government grant to be accounted for using an analogy to IAS 20. The Company has performed initial calculations for PPP loan forgiveness, and expects that the PPP loan will be forgiven in full because (1) the Company utilized all of the proceeds for payroll and other qualified expenses prior to December 31, 2020, and (2) the Company believes it will continue to comply with other terms and conditions necessary for forgiveness.

The Company completed the required activities by utilizing the PPP loan proceeds for payroll and other qualified expenditures prior to December 31, 2021, and it has recognized PPP grant income for the full amount of the PPP loan, $137,700 for the year ended December 31, 2021, and no liability for the PPP loan is reflected in the balance sheet at December 31, 2021.

11. INCOME TAXES

The provision for income taxes is comprised of the following for the year ended December 31, 2021 and 2020:

The provision for income taxes consists of the following:	December 31, 2021	December 31, 2020
Current
Federal	$-	$-
State and Local	-	-
Total Current Tax Expense (Benefit)	-	-

Deferred
Federal	(1,382,193)	(2,051,611)
State and Local	(394,912)	(586,175)
Total Deferred Tax Expense (Benefit)	(1,777,105)	(2,637,786)
Less Valuation Allowance Adjustment	1,777,105	2,637,786
Total Tax Expense (Benefit)	-	$-

At December 31, 2021, the Company had total net operating loss carry forward of approximately $9,200,000 and capital loss carry forwards of approximately $27,700,000 for federal income tax purposes available to offset future taxable income as follows. The net operating loss carry forwards arising in tax years before 2018 generally may be carried forward for 20 years. Net operating losses arising in tax years ending after 2017 can be carried forward for five years.

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and consist of the following:

	December 31, 2021	December 31, 2020
Deferred Tax Assets
Net Unrealized Loss on Investments	$-	$4,944,515
Impairment loss on Property, Plant and Equipment	2,565,415	1,818,864
Capital Loss Carry-forwards	7,484,194	2,710,674
Net Operating Loss Carry-forward	2,492,019	1,290,470
Total Deferred Tax Assets	12,541,628	10,764,523
Less:Valuation Allowance	(12,541,628)	(10,764,523)
Net Deferred Taxes	$-	$-

A reconciliation of the statutory United States federal tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2021	December 31, 2020
Tax at Federal Statutory Rate	21.0%	21.0%
Tax at State Rate Net of Federal Benefit	6.0%	6.0%
Change in Valuation Allowance	(27.0)%	(27.0)%
Provision for Taxes	0.0%	0.0%

Management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 14, 2007 (inception) through December 31, 2021. The Company does not expect its unrecognized tax benefit position to change during the next twelve months and is currently unaware of any issues that could result in significant payments, accruals or material deviations from its position. The Company’s tax positions for 2018 to 2021 have been analyzed, and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years.

Due to its cannabis operations, the Company is subject to the limitations of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

12. SEGMENT INFORMATION

According to ASC 280, segment reporting establishes standards for reporting information about operating segments. Operating segments are defined as components of a business about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer.

MILC businesses are organized, managed and internally reported as two reportable segments. The reportable segments are determined based on the difference in the product produced. The cannabis segment, MillCann, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture in the form of greenhouses, with operations in Colorado, Oklahoma, and Michigan. The carbon segment, MillCarbon, has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries.

Information concerning the Company’s operations by reportable segment for the years ended December 31, 2021 and 2020 is as follows:

Year ended December 31, 2021	Cannabis	Carbon	Corporate	Total

Revenue	41,780	-	-	41,780
Depreciation	12,137	-	-	12,137
Impairment	-	2,765,000	-	2,765,000
Government grant income	-	137,700	-	137,700
Net loss	(2,568,895)	(3,857,355)	(788,934)	(7,215,184)
Capital expenditures	(278,093)	(77,647)	-	(355,740)
Identifiable assets	41,398,461	1,634,603	1,601,745	44,634,809

Year ended December 31, 2020	Cannabis	Carbon	Corporate	Total

Revenue	-	-	-	-
Depreciation	-	-	-	-
Impairment	-	6,736,536	-	6,736,536
Government grant income	-	-	-	-
Net income (loss)	-	(7,410,382)	914,588	(6,495,794)
Capital expenditures	-	(647,883)	-	(647,883)
Identifiable assets	-	4,358,542	7,558,303	11,916,845

*Included in cost of goods sold on the statement of operations

13. SUBSEQUENT EVENTS

On January 1, 2022, the Lease between WC and PW CO CanRE Walsenburg LLC, a subsidiary of Power REIT, was amended. Pursuant to the lease amendment, Power REIT is providing funding for additional budget items (the “Additional Items”) for the purpose of constructing and operating a Marijuana Infused Product manufacturing and processing facility (“MIP”). Simultaneous to the Lease Amendment, WC entered into a sublease (the “Sublease”) with Fifth Ace, LLC coterminous with the lease between Fifth Ace, LLC and PW CO CanRE Tam 7, a subsidiary of Power REIT. Pursuant to the Sublease, Fifth Ace, LLC has granted WC use of a portion of the property located at 7889 Tamarack Lane, Ordway, Colorado 81063 (the “MIP Area”) for the purpose of assembling the Additional Items and operating the constructed MIP. The straight-line rent pursuant to the Sublease is $120,497 per annum.

During 2020, MILC announced that it was seeking to de-register as an Investment Company that is regulated under Investment Company Act of 1940 (the “1940 Act”). As previously announced, MILC has completed the liquidation of its sole investment in securities - its investment in SMC and plans to invest the proceeds in operating businesses. On October 14, 2020, shareholders approved a proposal to change the nature of the Company’s business from a registered investment company under the 1940 Act to a holding company that focuses primarily on owning and operating businesses (collectively, the “Deregistration Proposal”). On March 1, 2021, as amended on May 11, 2021, December 9, 2021 and January 21, 2022, the Company filed an application pursuant Section 8(f) of the Investment Company Act of 1940 for an Order Declaring that MILC has Ceased to be an Investment Company (the “Deregistration Order”). On February 2, 2022, the SEC issued a notice that it was commencing the 25-day public review period in response to MILC’s application. On February 28, 2022, MILC received the Deregistration Order declaring that is has ceased to be an Investment Company. Consequently, the financial statements presented in this Annual Report on Form 10-K are presented in accordance with the reporting requirements under the Securities Exchange Act of 1934, as amended.

On October 1, 2021, MILC filed an application with FINRA for approval to change its name to Millennium Sustainable Ventures Corp. MILC received approval for the name change effective February 11, 2022 as disclosed in a Form 8-K and Press Release issued on February 16, 2022. We believe the name change better reflects our focus on sustainable Controlled Environment Agriculture cultivation in greenhouses and the sustainable production of activated carbon. MILC, with a focus on the “Triple Bottom Line” and a commitment to Profit, Planet and People is focused on sustainable business practices.

