Form 10-Q
period 2022-03-31
Millennium Sustainable Ventures Corp.
filed 2022-05-13
CIK 1358656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

10,959,814 common shares, $0.001 par value, outstanding at May 13, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022
	(Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$2,963,884	$1,623,291
Accounts receivable	14,709	5,781
Inventory - Millennium Cannabis	2,161,253	2,108,284
Other current assets	59,687	72,743
Total current assets	5,199,533	3,810,099

Property, plant and equipment, net	720,864	483,100

Other assets:
Security deposits	1,249,405	1,249,405
Right of use assets - Millennium HI Carbon	1,341,128	1,353,880
Right of use assets - Millennium Cannabis	44,052,290	37,708,496
Right of use assets - finance leases	87,402	29,829
Total assets	$52,650,622	$44,634,809

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Line of credit - related party	$368,563	$-
Current portion of long-term debt	733,238	-
Accounts payable and accrued expenses	1,689,555	376,634
Lease liability - Millennium HI Carbon	30,136	1,194,556
Lease liability - Millennium Cannabis	6,418,358	2,482,649
Lease liability - finance leases	16,519	3,264
Total current liabilities	9,256,369	4,057,103

Long-term liabilities
Lease liability - Millennium HI Carbon	1,362,071	1,369,889
Lease liability - Millennium Cannabis	40,873,440	37,263,981
Lease liability - finance leases	71,026	26,607
Long-term debt	2,266,762	-
Total long-term liabilities	44,573,299	38,660,477
Total Liabilities	53,829,668	42,717,580

Preferred Stock; par value $0.0001 per share, 5,000 shares authorized, no shares issued and outstanding
Common Stock; par value $0.0001 per share, 12,000,000 shares authorized, 10,959,814 shares issued and outstanding	1,096	1,096
Paid-in capital	52,400,025	52,400,025
Accumulated Deficit	(53,580,167)	(50,483,892)
Total Equity (Deficit)	(1,179,046)	1,917,229

Total Liabilities and Equity (Deficit)	$52,650,622	$44,634,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	March 31,
	2022	2021

Revenue	$255,085	$-
Cost of goods sold	1,360,827	-
Gross Loss	(1,105,742)	-

Operating Expenses
General & administrative expenses	462,700	61,395
Professional fees	68,958	12,957
Lease expense - Millennium Cannabis (MI)	1,418,780	-
Lease expense - Millennium HI Carbon	47,675	46,374
Total Operating Expenses	1,998,113	120,726
Net Loss from Operations	$(3,103,855)	$(120,726)

Other Income
Dividend income	-	67,383
Interest income	-	51
Other income	7,580	2,260
Total Other Income	7,580	69,694
Net Loss	$(3,096,275)	$(51,032)

Net loss per share - basic and diluted	$(0.28)	$(0.00)
Weighted average share outstanding, basic and diluted	10,959,814	10,959,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2021	10,959,814	$1,096	$52,400,025	$(50,483,892)	$1,917,229
Net Loss	-	-	-	(3,096,275)	(3,096,275)
Balance as of March 31, 2022	10,959,814	1,096	52,400,025	(53,580,167)	(1,179,046)

	Common Stock		Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2020	10,959,814	$1,096	$52,400,025	$(43,268,708)	$9,132,413
Net Loss	-	-	-	(51,032)	(51,032)
Balance as of March 31, 2021	10,959,814	1,096	52,400,025	(43,319,740)	9,081,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(3,096,275)	$(51,032)

Adjustments to reconcile net loss to net cash used in operating activities

Noncash operating lease expense - Millennium HI Carbon	12,752	10,780
Noncash operating lease expense - Millennium Cannabis	(6,343,794)	-
Noncash finance lease expense	(57,573)	-
Depreciation expense - Millennium Cannabis	15,482	-

Changes in operating assets and liabilities
Accounts Receivable	(8,928)	-
Inventory - Millennium Cannabis	(52,969)	-
Accounts payable and accrued expenses	1,312,921	70,224
Lease liability - Millennium HI Carbon	(1,172,238)	(6,406)
Lease liability - Millennium Cannabis	7,545,168	-
Prepaids and other current assets	13,056	(69,616)
Net cash used by operating activities	(1,832,398)	(46,050)

Investing activities
Acquisition of property, plant and equipment	(253,246)	(22,354)
Proceeds from disposal of SMC Global Securities	-	2,898,046
Net cash provided/used by investing activities	(253,246)	2,875,692

Financing activities
Proceeds from loan from affiliate	368,563	-
Proceeds from loan payable	3,000,000	-
Lease liability - finance leases	57,674	-
Net cash provided by financing activities	3,426,237	-

Net increase in cash	1,340,593	2,829,642

Cash, beginning of period	1,623,291	1,895,597

Cash, end of period	$2,963,884	$4,725,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – GENERAL INFORMATION

Nature of Operations

Millennium Sustainable Ventures Corp., formerly known as Millennium Investment & Acquisition Co. Inc., formerly known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) is focused on the “Triple Bottom Line” and a commitment to Profit, Planet and People and conducts operations in three segments:

-	Sustainable cultivation of cannabis in greenhouses
-	Sustainable cultivation of food in greenhouses
-	Sustainable production of activated carbon

Millennium Cannabis LLC, (“MillCann”), a wholly-owned subsidiary of MILC, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (CEA) in the form of greenhouses, with operations in Colorado, Oklahoma, and Michigan.

On April 1, 2022, MILC announced that it is expanding its sustainable greenhouse cultivation activities by establishing its first produce related operations. A newly wholly-owned subsidiary of MILC, Millennium Produce of Nebraska LLC, (“Millennium Produce”), has executed a long-term lease (the “Lease”) for an approximately 1.1 million square foot greenhouse cultivation facility located in O’Neill, Nebraska (the “Property”). The Lease was entered into simultaneously with the acquisition of the Property by Power REIT. David H. Lesser, MILC’s Chairman and CEO is also Chairman and CEO of Power REIT. As part of the transaction, Power REIT has agreed to fund capital improvements of approximately $534,000 for the initial phase of improvements, which includes costs related to the replacement of energy curtains. As part of the transaction, Millennium Produce arranged a $3 million non-recourse loan with a fixed interest rate of 1.5% and a four-year term. The loan is secured by Furniture, Fixtures, and Equipment, which was purchased by Millennium Produce, as well as crops.

Millennium HI Carbon, LLC (“MHC”) is a wholly owned subsidiary that acquired an activated carbon plant in Hawaii (the “Hawaii Plant”) that was intended to produce a very high-grade form of Activated Carbon for the production of ultracapacitors which are an advanced electrical storage device. During the first half of 2019, MHC concluded that the Hawaii Plant was not capable of producing consistent results and has made efforts to minimize overhead and cash drain while it seeks a strategic alternative for the Hawaii Plant. Effective December 31, 2021, MILC determined to write off $2,765,000, the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset.

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

On January 1, 2022, the Lease between Walsenburg Cannabis LLC (“WC”) and PW CO CanRE Walsenburg LLC, a subsidiary of Power REIT, a related party of which the CEO is also the CEO of MILC, was amended to allow Power REIT to provide funding for additional budget items (the “Additional Items”) for the purpose of constructing and operating a Marijuana Infused Product manufacturing and processing facility (“MIP”). Simultaneous with the Lease Amendment, WC entered into a sublease (the “Sublease”) with Fifth Ace, LLC coterminous with the lease between Fifth Ace, LLC and PW CO CanRE Tam 7, a subsidiary of Power REIT. Pursuant to the Sublease, Fifth Ace, LLC has granted WC use of a portion of the property located at 7889 Tamarack Lane, Ordway, Colorado 81063 (the “MIP Area”) for the purpose of assembling the additional items and operating the constructed MIP. The straight-line rent pursuant to the Sublease is $120,497 per annum.

On October 1, 2021, MILC filed an application with FINRA for approval to change its name to Millennium Sustainable Ventures Corp and received approval for the name change as disclosed in a Form 8-K and Press Release issued on February 16, 2022. We believe the name change better reflects our focus on sustainable Controlled Environment Agriculture (CEA) cultivation in greenhouses and the sustainable production of activated carbon. MILC, with a focus on the “Triple Bottom Line” and a commitment to Profit, Planet and People is focused on sustainable business practices.

During 2020, MILC announced that it was seeking to de-register as an Investment Company that is regulated under Investment Company Act of 1940 (the “1940 Act”). As previously announced, MILC has completed the liquidation of its sole investment in securities - its investment in SMC and plans to invest the proceeds in operating businesses. On October 14, 2020, shareholders approved a proposal to change the nature of the Company’s business from a registered investment company under the 1940 Act to a holding company that focuses primarily on owning and operating businesses (collectively, the “Deregistration Proposal”). On March 1, 2021, as amended on May 11, 2021, December 9, 2021 and January 21, 2022, the Company filed an application pursuant Section 8(f) of the Investment Company Act of 1940 for an Order Declaring that MILC has Ceased to be an Investment Company (the “Deregistration Order”). On February 2, 2022, the SEC issued a notice that it was commencing the 25-day public review period in response to MILC’s application. On February 28, 2022, MILC received the Deregistration Order declaring that is has ceased to be an Investment Company. Consequently, the financial statements presented in this herein are presented in accordance with the reporting requirements under the Securities Exchange Act of 1934, as amended.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K file with the SEC on March 15, 2021.

Principles of Consolidation

The accompanying consolidated financial statements of MILC include the accounts of the Company and its wholly-owned subsidiaries as follows:

●	Millennium Carbon LLC
●	Millennium HI Carbon LLC
●	Millennium Cannabis, LLC
●	Millennium HR LLC
●	Marengo Cannabis LLC (wholly-owned subsidiary of Millennium Cannabis, LLC)
●	Millennium Produce of Nebraska LLC

The following indirect subsidiaries are included in the accompanying consolidated financial statements:

●	VinCann LLC

VinCann LLC (“VC”) is 100% consolidated into the financial statements of MILC as of March 31, 2022. MillCann has invested in VC and receives a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return, after which MillCann has an 82.0% ownership stake. As of March 31, 2022, MillCann has not received its return of capital and preferred return. Once this occurs, the remaining subordinated ownership will be held by the management team of VC and a non-controlling interest will be recognized in the consolidated financial statements.

The following variable interest entities of MILC are also included in the accompanying consolidated financial statements:

●	Walsenburg Cannabis LLC

Walsenburg Cannabis LLC (“WC”) is 100% consolidated into the financial statements of MILC as of March 31, 2022. MillCann issued capital to WC in the form of a convertible loan for its business operations and MILC is in the process of obtaining regulatory approvals for holding cannabis licenses in Colorado. Upon receiving regulatory approval, it is contemplated that the loan will convert into a preferred equity interest in WC that receives a full return of invested capital plus a 12.5% preferred return, after which MillCann has an 83.5% ownership stake. As of March 31, 2022, MillCann has not received its return of capital and preferred return. Once this occurs, the remaining subordinated ownership will be held by the management of WC and a non-controlling interest will be recognized in the consolidated financial statements.

All intercompany balances have been eliminated in consolidation.

Loss per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. In periods where the Company has a net loss, such as below, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as their effect would be anti-dilutive.

The following table sets forth the computation of basic loss per share:

	Three Months Ended
	March 31,
	2022	2021

Loss available to common Shareholders	$(3,096,275)	$(51,032)

Weighted average shares	10,959,814	10,959,814

Basic loss per common share	$(0.28)	$(0.00)

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

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

Depreciation expense for the three months ended March 31, 2022 and 2021 was $15,482 and $0, respectively.

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate their carrying amount may not be recoverable in accordance with FASB ASC Topic 360, Impairment or Disposal of Long-Lived Assets. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount, if any, exceeds its fair value. For the three months ended March 31, 2022 and 2021, MILC incurred no impairment expenses.

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

As of March 31, 2022, the Company had an accumulated deficit of $53,580,167 and negative working capital of $4,056,836. Additionally, the Company had recurring losses and negative cashflow from operations. These adverse conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. In order to support the Company’s ongoing operations, the Company entered into a credit facility with an affiliate during the period in which the Company drew down $368,563 with the ability to draw up to $1,500,000 through December 31, 2022. Additionally, the Company secured a $3,000,000 non-recourse loan during the period for purposes of financing the MillPro location.

Although the Company believes its cash available as of March 31, 2022 along with its other current assets and ability to secure additional debt and/or equity financing should be sufficient to fund operations and commitments for twelve months from the date of the filing of this Quarterly Report on Form 10-Q, management has concluded the uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Indemnification

Under MILC’s organizational structure and per the Company’s organizational documents, its officers and directors are indemnified against certain liabilities arising out of the performance of their duties to MILC. In addition, in the normal course of business, MILC enters into contracts with its vendors and others that provide for general indemnifications. MILC’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against MILC. However, based on experience, MILC expects that risk of loss to be remote.

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

Finished goods inventory is initially valued at cost and subsequently at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving or poor product quality by considering factors such as inventory levels and forecasted sales demand. Any identified excess, slow moving and poor-quality inventory is written down to its net realizable value through a charge to cost of goods sold. For the three months ended March 31, 2022 and 2021, $950,140 and $0, respectively were expensed through cost of goods sold related to impairment of inventory.

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

In determining whether it is the primary beneficiary of a VIE, the Company considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party has the power to direct such activities; the amount and characteristics of Company’s interests and other involvements in the VIE; the obligation or likelihood for the Company or other investors to provide financial support to the VIE; and the similarity with and significance to the business activities of Company and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of these VIEs and general market conditions. As of March 31, 2022, MILC has determined that Walsenburg Cannabis is a variable interest entity.

Impact of New Accounting Standards

The Company has evaluated all recent accounting pronouncements and believes either they are not applicable or that none of them will have a significant effect on the Company’s financial statements

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation and impairment and is comprised of the following:

	March 31,	December 31,
	2022	2021

Machinery and Equipment	$650,635	$427,388
Furniture and Fixtures	58,595	58,595
Office Equipment	9,254	9,254
Leasehold Improvements	30,000	-
	748,484	495,237
Less: accumulated depreciation	(27,620)	(12,137)
Property and equipment, net of depreciation	$720,864	$483,100

As of March 31, 2022, the Company’s Property, Plant and Equipment consisted of Activated Carbon production machinery and equipment at the MillCarbon pilot plant in Kentucky, as well as machinery and equipment, furniture and fixtures and office equipment at the three operations related to Millennium Cannabis. Property, plant and equipment as of March 31, 2021 included the HI asset that was never commercially operational and therefore did not incur a depreciation expense. Effective December 31, 2021, MILC determined to write off $2,765,000, the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. Depreciation expense for the three months ended March 31, 2022, and 2021 was $15,482 and $0, respectively.

4. INVENTORY – MILLENNIUM CANNABIS

The Company’s inventories include the following:

	March 31,	December 31,
	2022	2021
Raw Material: Grow Supplies	$354,515	$348,244
Raw Material: Trim	281,046	228,909
Raw Material: Flower	281,046	335,662
Work in Progress: Trim	376,752	167,866
Work in Progress: Flower	376,752	354,107
Finished Goods: Trim	309,596	361,632
Finished Goods: Flower	181,547	311,864
	$2,161,253	$2,108,284

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

A contract is or contains a lease if the contract conveys the right to control the use of identified property (an identified asset) for a period of time in exchange for consideration.

As of March 31, 2022, the Company, through subsidiaries and its consolidated VIE, has entered into four operating leases and two lease amendments:

●	A ground lease located in Hawaii for the purpose of acquiring an activated carbon plant with 13.17 years remaining and three options to renew for an additional 10 years. A right-of-use asset and lease liability of $1,462,062 was recognized on January 1, 2020. As of March 31, 2022 and December 31, 2021, the right-of-use asset is $1,341,128 and $1,353,880 and the corresponding lease liability is $1,392,207 and $2,564,445, respectively, which includes rent payable.

●	An operating lease entered into on May 21, 2021 for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Colorado with a 20-year term and two options to renew for an additional 5 years each. The lease has 19.16 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $5,378,407 during the second quarter of 2021. As of March 31, 2022 and December 31, 2021, the right-of-use asset is $5,354,990 and $5,340,785 and the corresponding lease liability is $5,524,941 and $5,656,699, respectively.

●	The Company entered into an amended lease in Colorado with a 10-year term and no option to renew. The lease has 9.8 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $713,821 on January 1, 2022. As of March 31, 2022 and 2021, the right-of-use asset is $700,450 and $0 and the corresponding lease liability is $730,574 and $0, respectively.

●	An operating lease entered into on June 11, 2021 for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Oklahoma with a 20-year term and two options to renew for an additional 5 years each. The lease has 19.16 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $3,679,216 during the second quarter of 2021. As of March 31, 2022 and December 31, 2021, the right-of-use asset is $3,662,600 and $3,651,231 and the corresponding lease liability is $3,854,192 and $3,944,391, respectively.

●	An operating lease entered into on September 3, 2021 for land, greenhouse and auxiliary/processing facilities approved for cannabis cultivation located in Michigan with a 20-year term and two options to renew for an additional 5 years. The lease has 19.42 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $29,114,595 during the third quarter of 2021. As of March 31, 2022 and December 31, 2021, the right-of-use asset is 28,712,136 and $28,716,480 and the corresponding lease liability is $31,212,991 and $30,145,540, respectively.

●	The Company entered into an amended lease in Michigan with a 20-year term and two options to renew for an additional five years. The lease has 19.58 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $5,698,480 on November 1, 2021. As of March 31, 2022 and December 31, 2021, the right-of-use asset is $5,622,114 and $0 and the corresponding lease liability is $5,969,099 and $0, respectively.

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

Finance Leases

As of March 31, 2022, MillCann has three finance leases for equipment which it uses within the operations of cultivating cannabis. The first two lease amounts financed are $14,757 for WC and VC, respectively, with terms of 60 months (53 years remaining) at a rate of 3.99% per annum. The third lease is for equipment at WC. The amount financed is $61,743 with a term of 72 (69 months remaining) months at a rate of .84%.

As of March 31, 2022, the scheduled lease payments are as follows:

	Operating Leases	Finance Leases
2022 (Nine Months Remaining)	$3,580,093	$12,814
2023	9,542,317	17,085
2024	9,475,286	17,085
2025	8,001,074	17,085
2026	4,282,856	14,909
Thereafter	77,390,967	10,556
Total Lease Payments	112,272,592	89,534
Less: Imputed Interest	63,588,588	-
Less: Interest	-	1,989
	$48,684,005	$87,545

For the three months ended March 31, 2022, and 2021, the operating lease costs were as follows:

	Three Months Ended March 31,
Total Operating Lease Expense	2022	2021
Operating Lease Expense (HI)	$34,923	$35,594
Amortization of ROU assets - (HI)	12,752	10,780
Operating Lease Expense (MI)	1,338,070	-
Amortization of ROU assets - (MI)	80,710	-
Operating Lease Expense - Cannabis (OK, CO)*	350,223	-
Amortization of ROU assets - (OK, CO)*	(12,203)	-
Total Operating Lease Expense	$1,804,475	$46,374

*	Included in cost of goods sold on the Statement of Operations

For the year ended March 31, 2022, and 2021, total finance lease expense was as follows:

	Three Months Ended March 31,
Total Finance Lease Expense	2022		2021
Finance Lease Expense	$4,171		$-
Amortization of ROU assets	203		-
	$4,374	*	$-

*	Included in cost of goods sold on the statement of operations

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

6. LINE OF CREDIT – AFFILIATE

The Company has entered into a credit facility with an affiliate of David H. Lesser, our Chairman and CEO on March 16, 2022 which provides up to $1.5 million of cash to fund the capital needs of the company with a quarterly variable interest rate as determined by the Special Committee – Related Party Transactions of 0% for 1Q2022, 5% for 2Q2022, 7% for 3Q2022 and 9% for 4Q2022. The credit facility carries a default rate of 16% if not paid in full by maturity date. The Company has the right to prepay amounts outstanding at any time prior to maturity of the Credit Facility without any prepayment penalty. The Company is recording interest using an average interest rate on a straight-line basis. The credit facility matures on December 31, 2022. As of March 31, 2022 and December 31, 2021, the amount drawn on the credit facility is $368,563 and $0, respectively.

7. DEBT

On March 31, 2022, Millennium Produce of NE LLC (“MillPro”) secured a $3 million non-recourse loan. The loan has a fixed interest rate of 1.5% and a four-year term and is fully amortized over the life of the loan with monthly payments. The loan is secured by Furniture, Fixtures, and Equipment, as well as crops of MillPro. As of March 31, 2022 and December 31, 2021, the balance of the loan is $3,000,000 and $0, respectively.

8. COMMON STOCK

The Company’s Certificate of Incorporation currently authorizes the issuance of 12,000,000 shares of common stock and 5,000 shares of preferred stock, each with a par value of $0.0001 per share. The total shares outstanding as of March 31, 2022, is 10,959,814.

In November 2013, the Company’s Board of Directors authorized a buyback of up to 800,000 shares of its common stock. Buybacks will be made from time to time based on the view of the Company of its trading price relative to its underlying value and subject to compliance with applicable legal requirements. No buybacks were made during the three months ended March 31, 2022.

9. EQUITY AND LONG-TERM COMPENSATION

Securities Authorized for Issuance Under Equity Compensation Plans

MILC’s 2021 Equity Incentive Plan was adopted by the Board on October 10, 2021 and approved by the shareholders on December 8, 2021. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Company and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common stock through the granting of awards. No shares have been granted as of March 31, 2022.

10. RELATED PARTY TRANSACTIONS

Commencing September 2016, the Board approved payment to an entity affiliated with the CEO of the Company, Mr. Lesser, to reimburse such entity for accounting and administrative functions at a rate of $750 per month for each of Millennium Sustainable Ventures Corp. and Millennium HI Carbon LLC. On October 1, 2021, the Board of Directors approved an increase to $5,000 ($750 from MHC, $1,250 from MILC and $3,000 from MillCann) a month due to the increase in administrative and accounting support needed for the new focus of cannabis cultivation. During the three months ended March 31, 2022 and 2021, the total number expensed to such affiliate was $15,000 and $1,500, respectively.

The Company has hired Morrison Cohen, LLP (“MoCo”) as its legal counsel with respect to general corporate matters. The spouse of the Company’s CEO is a partner at MoCo. During the three months ended March 31, 2022 and 2021, the Company paid $0 to MoCo. There is no outstanding balance as of March 31, 2022.

VC, WC, and Marengo Cannabis LLC (“MarCann”), have entered into long-term leases for greenhouse cultivation properties that are owned by subsidiaries of Power REIT (Ticker: PW and PW.PRA). David Lesser is the Chairman and CEO of both MILC and Power REIT.

The Company has entered into a credit facility with an affiliate of David H. Lesser, our Chairman and CEO on March 16, 2022 which provides up to $1.5 million of cash to fund the capital needs of the company with a quarterly variable interest rate as determined by the Special Committee – Related Party Transactions of 0% for 1Q2022, 5% for 2Q2022, 7% for 3Q2022 and 9% for 4Q2022. The credit facility carries a default rate of 16% if not paid in full by maturity date. The Company is recording interest using an average interest rate on a straight-line basis. The credit facility matures on December 31, 2022. As of March 31, 2022 and December 31, 2021, the amount drawn on the credit facility is $368,563 and $0, respectively.

Given that a number of recent significant transactions are considered to be Related Party Transactions, the Board of Directors has established the Special Committee – Related Party Transactions. The purpose of this Special Committee is to approve all future transactions that can be considered Related Party Transactions. All such transactions will be presented to the Special Committee – Related Party Transactions which will then meet in an executive session to discuss the proposed transaction and ultimately vote on such transactions. The composition of the Special Committee will only include Independent Directors. The vote of a majority of the members of the Special Committee – Related Party Transactions will serve to approve transactions that are brought before the Special Committee – Related Party Transactions on behalf of the Board of Trustees.

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

11. SEGMENT INFORMATION

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

As of March 31, 2022, MILC businesses are organized, managed and internally reported as two reportable segments. The reportable segments are determined based on the difference in the product produced. The cannabis cultivation segment, MillCann, (food cultivation did not start until 4/1/22) is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (“CEA”) in the form of greenhouses, with operations in Colorado, Oklahoma, and Michigan. The carbon segment, MillCarbon, has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries.

Information concerning the Company’s operations by reportable segment for the years ended March 31, 2022 and 2021 is as follows:

Three Months Ended March 31,2022	Cultivation	Carbon	Corporate	Total

Revenue	255,085	-	-	255,085
Depreciation	(15,482)	-	-	(15,482)*
Net loss	(2,742,131)	(196,407)	(157,737)	(3,096,275)
Capital expenditures	(239,787)	(13,459)	-	(253,246)
Identifiable assets	50,928,686	1,620,064	101,872	52,650,622

Three Months Ended March 31,2021	Cultivation	Carbon	Corporate	Total

Revenue	-	-	-	-
Depreciation	-	-	-	-
Net loss	-	(73,411)	22,379	(51,032)
Capital expenditures	-	(22,354)	-	(22,354)
Identifiable assets	-	4,532,164	7,560,836	12,093,000

*	Included in cost of goods sold on the statement of operations

12. SUBSEQUENT EVENTS

On April 1, 2022, MILC announced that it is expanding, adding a new line of business of cultivating food in a CEA through a wholly-owned subsidiary of MILC, Millennium Produce of Nebraska LLC (“MillPro”). This subsidiary was created to enter into a 10-year lease with a subsidiary of Power REIT (Ticker: PW and PW.PRA, collectively, “Power REIT”). The property consists of 86 acres featuring a 1,121,153 square foot state-of-the-art greenhouse cultivation facility and an associated employee housing property located in O’Neil, Nebraska. This is our largest operation to date and MillPro will cultivate tomatoes in the facility. As part of the transaction, MillPro arranged a $3 million non-recourse loan with a fixed interest rate of 1.5% and a four-year term. The loan is secured by Furniture, Fixtures, and Equipment, which was purchased by MillPro, as well as crops.

On April 1, 2022, Power REIT, through a wholly owned subsidiary, filed a Complaint, Petition for Writ of Mandamus and Jury Demand against the Marengo, Michigan. The Complaint was filed in the United States District Court – Western District of Michigan – Southern Division and the Case Number is: 1:22-cv-00321. The Complaint is an action for equitable, declaratory and injunctive relief arising out of Township’s false promises, constitutional violations by the Township’s deprivation of Plaintiffs’ civil rights through its refusal and failure to comply with its own ordinances and state law as well as a common dispute resolution mechanism. MarCann’s ability to conduct the intended operations at the property are being directly affected by the Township and we do not have visibility on when the issue will be resolved. Like all litigation, this case is subject to the litigation risks enumerated in Part II, Item 1 of this report. We remain optimistic that Power REIT will prevail and MarCann will be able to commence operations cultivating cannabis at the Michigan property. Effective April, 27, 2022, MarCann received a license to grow hemp at the greenhouse from the Michigan Department of Agriculture and Rural Development and commenced a limited scale crop of hemp plants that will allow MarCann to not only commence operations but also build experience growing a non-THC strain of the cannabis plant in the greenhouse while we await securing the necessary approvals to grow THC strains of the cannabis plant. We are also pursing markets for hemp and anticipate expanding hemp production based on the evaluation of the market and profit potential.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Millennium Sustainable Ventures Corp., formerly known as Millennium Investment & Acquisition Co. Inc., formerly known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) is focused on the “Triple Bottom Line” and a commitment to Profit, Planet and People and conducts operations in three segments: sustainable cultivation of cannabis in greenhouses, sustainable cultivation of food in greenhouses and sustainable production of activated carbon.

On October 1, 2021, MILC filed an application with FINRA for approval to change its name to Millennium Sustainable Ventures Corp and received approval for the name change as disclosed in a Form 8-K and Press Release issued on February 16, 2022. We believe the name change better reflects our focus on sustainable Controlled Environment Agriculture (CEA) cultivation in greenhouses and the sustainable production of activated carbon. MILC, with a focus on the “Triple Bottom Line” and a commitment to Profit, Planet and People is focused on sustainable business practices.

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

As of March 31, 2022, MILC has two areas of focus (sustainable cultivation of food started April 1, 2022) and conducts business in two operating segments as follows:

1.	Sustainable cultivation of cannabis in greenhouses
2.	Sustainable production of Activated Carbon

Cultivation of Cannabis and Food

Millennium Cannabis LLC, (“MillCann”), a wholly-owned subsidiary of MILC, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (CEA) in the form of greenhouses, with operations in Colorado, Oklahoma, and Michigan.

The Walsenburg cannabis campus was a distressed acquisition of a facility that had ceased operations. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provided an attractive opportunity to immediately commercialize the facility for cannabis cultivation. MILC believes that this WC property has the potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Colorado market. The campus is subdivided into five parcels which allows for a significant availability of plant count based on how the Colorado Marijuana licensing works. The property is currently behind schedule and over-budget related to capital improvements but is taking steps to rectify the situation after which it anticipates its plant count will increase significantly and drive down its cost of production. The Price for wholesale cannabis in the Colorado market has compressed dramatically from historical prices which has had a negative impact on our performance.

The Vinita facility was a distressed acquisition purchased from an undercapitalized operator. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provided an attractive opportunity to immediately commercialize the facility for cannabis cultivation. MILC believes that the VC Property has the potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Oklahoma market. The price for wholesale cannabis in the Oklahoma market has compressed dramatically from historical prices which has had a negative impact on our performance.

The Michigan facility was a distressed acquisition purchase that was vacant at the time of acquisition. MILC believes that it was acquired at an attractive basis relative to the in-place improvements which provide an attractive opportunity to commercialize the facility for cannabis cultivation. MILC believes that this property has the potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Michigan market once issues related to receiving the remaining approvals for the cultivation of cannabis are received.

On January 1, 2022, the Lease between Walsenburg Cannabis LLC (“WC”) and PW CO CanRE Walsenburg LLC, a subsidiary of Power REIT, a related party of which the CEO is also the CEO of MILC, was amended to allow Power REIT to provide funding for additional budget items (the “Additional Items”) for the purpose of constructing and operating a Marijuana Infused Product manufacturing and processing facility (“MIP”). Simultaneous to the Lease Amendment, WC entered into a sublease (the “Sublease”) with Fifth Ace, LLC coterminous with the lease between Fifth Ace, LLC and PW CO CanRE Tam 7, a subsidiary of Power REIT. Pursuant to the Sublease, Fifth Ace, LLC has granted WC use of a portion of the property located at 7889 Tamarack Lane, Ordway, Colorado 81063 (the “MIP Area”) for the purpose of assembling the Additional Items and operating the constructed MIP. The straight-line rent pursuant to the Sublease is $120,497 per annum.

On April 1, 2022, MILC announced that it is expanding its sustainable greenhouse cultivation activities by establishing its first produce related operations. A newly wholly-owned subsidiary of MILC, Millennium Produce of Nebraska LLC, (“Millennium Produce”), has executed a long-term lease (the “Lease”) for an approximately 1.1 million square foot greenhouse cultivation facility located in O’Neill, Nebraska (the “Property”). The Lease was entered into simultaneously with the acquisition of the Property by Power REIT. David H. Lesser, MILC’s Chairman and CEO is also Chairman and CEO of Power REIT. As part of the transaction, Power REIT has agreed to fund capital improvements of approximately $534,000 for the initial phase of improvements, which includes costs related to the replacement of energy curtains. As part of the transaction, Millennium Produce arranged a $3 million non-recourse loan with a fixed interest rate of 1.5%and a four-year term. The loan is secured by Furniture, Fixtures, and Equipment, which was purchased by Millennium Produce, as well as crops.

Activated Carbon

Millennium HI Carbon, LLC (“MHC”) is a wholly owned subsidiary that acquired an activated carbon plant in Hawaii (the “Hawaii Plant”) that was intended to produce a very high-grade form of Activated Carbon for the production of ultracapacitors which are an advanced electrical storage device. During the first half of 2019, MHC concluded that the Hawaii Plant was not capable of producing consistent results and has made efforts to minimize overhead and cash drain while it seeks a strategic alternative for the Hawaii Plant. Effective December 31, 2021, MILC determined to write off $2,765,000, the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset.

Millennium Carbon, LLC (“MillCarbon”) is a wholly owned subsidiary that has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries. The plant recently completed its 150th batch of Activated Carbon, Biochar, and Horticultural Vinegar and MillCarbon believes it has proven itself at the pilot level. MILC is evaluating the construction of a commercial scale plant based on the technology it has developed.

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

The Company has identified its reportable segments and, for each period for which a statement of operations is presented, discloses certain information, separately by reportable segment, relative to the segment industries. MILC businesses are organized, managed and internally reported as two reportable segments. As of March 31, 2022, the reportable segments are determined based on the difference in the product produced. The cannabis segment, MillCann, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture in the form of greenhouses, with operations in Colorado, Oklahoma, and Michigan. The carbon segment, MillCarbon, has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries

As of March 31, 2022, the Company’s Property, Plant and Equipment consisted of Activated Carbon production machinery and equipment at the MillCarbon pilot plant in Kentucky, as well as machinery and equipment, furniture and fixtures and office equipment at the three operations related to Millennium Cannabis. Property, plant and equipment is carried at historical cost, net of depreciation and adjustments for impairment. The Company assesses the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property, plant and equipment was never commercially operational and is now dormant for MHC and therefore has not incurred a depreciation expense on this asset and has since written off the asset. Millennium Cannabis recognized depreciation on its property, plant and equipment at its Walsenburg, CO, Vinita, OK and Marengo, MI locations on a straight-line basis over the useful life of five years and leasehold improvements are amortized over the remaining term of the lease.

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

Results of Operations

Three Months Ended March 31, 2022 and 2021:

Revenue

During the three months ended March 31, 2022, the cultivation segment’s revenue increased by $255,085 and cost of goods sold increased by $1,360,827 resulting in a gross loss of $1,105,742 compared to no revenue an no cost of goods sold during the three months ended March 31, 2021. This was a result of MILC shifting its focus to cannabis cultivation and the expenses incurred to continue operations in the first quarter of 2022. There was no revenue or cost of goods sold for the carbon segment for both three-month periods ending 2022 and 2021.

Operating Expenses

During the three months ended March 31, 2022, MILC’s total operating expenses were $1,998,113 compared to $120,726 during the three months ended March 31, 2021. The increase of $1,877,387 was primarily related to an increase in lease expense for $1,418,780 for the cultivation segment, an increase in general & administrative expense of $401,305 and an increase in professional fees of $56,001 of which both were allocated to the carbon and cultivation segments. The increased G&A and professional fees were related to the continued costs of running operations for both the cultivation and carbon segments and increased insurance costs.

Other Income and Net Loss

Other income for the three months ended March 31, 2022 was $7,580 compared to $69,694 during the three months ended March 31, 2021. The decrease of $62,114 was due to a decrease in dividend income of $67,383. For the carbon segment, there was a decrease in other income of $5,320 and a decrease in interest income of $51. As a result, consolidated net loss for MILC for the three months ended March 31, 2022 and 2021 was $3,096,275 compared to $51,032, respectively.

Liquidity and Capital Resources

Our cash totaled $2,962,884 as of March 31, 2022 compared to $1,623,291 as of December 31, 2021. The increase of $1,340,593 is primarily from loan proceeds related to the Company’s credit facility with an affiliate (Note 6) and the Company’s non-recourse loan (Note 7).

With the cash available as of March 31, 2022 and access to the credit facility, we believe these resources should be sufficient to fund our operations and commitments for twelve months from the date of the filing of this Quarterly Report on Form 10-Q. However, the Company may seek to raise additional funds through the sale of its securities or other capital sources.

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

Previously Reported Material Weakness

As disclosed in Item 9A. on the Annual Form 10-K filed with the SEC on March 15, 2022, we previously identified material weaknesses in our internal control over financial reporting with respect to its current complement of people resources, processes and systems which do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. The main material weakness was specifically related to inventory and management is taking the necessary steps to correct the deficiencies and improve upon current procedures and processes, as the weaknesses were due to starting up the cannabis cultivation as a new operating business segment.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of the outstanding material weaknesses, including the implementation of better processes to improve tracing and valuation methods for inventory. To remediate the existing material weakness, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial procedures operate for a sufficient period of time and management has concluded, through testing, that these procedures are operating effectively.

Changes in Internal Control over Financial Reporting:

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2021 Form 10-K, which risk factors are incorporated herein by reference. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2021 10-K. You should carefully consider the risks set forth in the 2021 10-K and the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in the 2021 Form 10-K.

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

Our business could be adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic. The risk of a pandemic, or public perception of such a risk, could cause customers to avoid public places and are causing disruptions in our supply chains and/or delays in the delivery of our products. These risks could also adversely affect our customers’ financial condition, resulting in reduced spending on the products we produce. We are also experiencing negative impacts with respect to reliability and consistency of our labor force and the lost of labor as a result of COVID-19. The ultimate extent of the impact of the COVID-19 pandemic highly uncertain. These and other potential impacts could therefore adversely affect our business, growth, and financial condition in ways we may have not yet considered.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to the Registrant’s Statement on Form 1 (File No.: 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to Amendments No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133189) filed on June 28, 2006, incorporated herein by reference.

Exhibit 3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated January 17, 2008 filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (File No. 333-133189) filed on January 28, 2008, incorporated herein by reference.

Exhibit 3.4	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated February 24, 2014 filed as an exhibit to Amendment No. 1 to the Registrant’s Form N-2 (File No. 811-22156) filed on November 4, 2014, incorporated herein by reference.

Exhibit 3.5	By-laws of Registrant filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.6	Amended and Restated By-laws of Registrant incorporated herein by reference to Exhibit 3.1 to the Form 8-K (File No. 811-22156) filed with Securities and Exchange Commission on October 4, 2021.

Exhibit 10.1(1)	Lease Amendment with PW CO CanRE Walsenburg LLC incorporated herein on this Form 10-Q (File No. 811-22156) filed with the Securities and Exchange Committee as of May 13, 2022.

Exhibit 10.2	Lease Agreement with PW MillPro NE LLC, incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 811-22156) filed with the Securities and Exchange Committee on April 1, 2022.

Exhibit 31.1	(1) Section 302 Certification for David H. Lesser

Exhibit 32.1	(1) Section 906 Certification for David H. Lesser

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2022 to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM SUSTAINABLE VENTURES CORP.

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: May 13, 2022

