Form 10-Q
period 2022-06-30
Millennium Sustainable Ventures Corp.
filed 2022-08-15
CIK 1358656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

10,999,814 common shares, $0.001 par value, outstanding at August 15, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$768,765	$1,623,291
Accounts receivable	20,257	5,781
Advances to affiliate	284,968	-
Inventory - Millennium Cannabis	703,341	2,108,284
Inventory - Millennium Produce	1,813,552	-
Other current assets	106,043	72,743
Total current assets	3,696,926	3,810,099

Property, plant and equipment, net	646,464	483,100

Other assets:
Security deposits	983,650	1,249,405
Right of use assets - Millennium Produce	6,630,365	-
Right of use assets - Millennium HI Carbon	1,328,197	1,353,880
Right of use assets - Millennium Cannabis	35,876,503	37,708,496
Right of use assets - finance leases	13,313	29,829
Total assets	$49,175,418	$44,634,809

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:

Accounts payable and accrued expenses	$2,164,403	$376,634
Line of credit - related party, net of unamortized discount	1,391,925	-
Current portion of long-term debt	735,064	-
Lease liability - Millennium Produce	174,372	-
Lease liability - Millennium HI Carbon	30,895	1,194,556
Lease liability - Millennium Cannabis	407,833	2,482,649
Lease liability - finance leases	3,164	3,264
Total current liabilities	4,907,656	4,057,103

Long-term liabilities
Lease liability - Millennium Produce	6,730,841	-
Lease liability - Millennium HI Carbon	1,354,057	1,369,889
Lease liability - Millennium Cannabis	39,825,312	37,263,981
Lease liability - finance leases	10,196	26,607
Long-term debt	2,143,495	-
Total long-term liabilities	50,063,901	38,660,477
Total Liabilities	54,971,557	42,717,580

Preferred Stock; par value $0.0001 per share, 5,000 shares authorized, no shares issued and outstanding
Common Stock; par value $0.0001 per share, 12,000,000 shares authorized, 10,959,814 shares issued and outstanding	1,096	1,096
Paid-in capital	52,400,025	52,400,025
Accumulated Deficit	(58,197,260)	(50,483,892)
Total Equity (Deficit)	(5,796,139)	1,917,229

Total Liabilities and Equity (Deficit)	$49,175,418	$44,634,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$159,499	$-	$414,584	$-
Cost of goods sold	1,036,519	-	2,397,347	-
Gross Loss	(877,020)	-	(1,982,763)	-

Operating Expenses
General & administrative expenses	459,780	376,620	921,527	438,015
Provision for tax receivable	-	633,311	-	633,311
Professional fees	15,358	44,778	85,268	57,735
Bad debt expense - related party	1,505,898	-	1,505,898	-
Lease expense - Millennium Cannabis (MI)	1,418,780	102,632	2,837,560	92,748
Lease expense - Millennium Produce (NE)	274,848	-	274,848	-
Lease expense - Millennium HI Carbon	47,675	46,374	95,351	102,632
Total Operating Expenses	3,722,339	1,203,715	5,738,928	1,324,441
Net Loss from Operations	$(4,599,359)	$(1,203,715)	$(7,721,691)	$(1,324,441)

Other Income (Expense)
Dividend income	$-	$-	$-	$67,383
Interest income	7	176	27	227
Other income	735	143,919	8,296	146,179
Interest expense	(18,476)	-	(18,476)	-
Total Other Income (Expense)	(17,734)	144,095	(10,153)	213,789

Net Loss	$(4,617,093)	$(1,059,620)	$(7,713,368)	$(1,110,652)

Net loss per share - basic and diluted	$(0.42)	$(0.10)	$(0.70)	$(0.10)
Weighted average share outstanding, basic and diluted	10,959,814	10,959,814	10,959,814	10,959,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2021	10,959,814	$1,096	$52,400,025	$(50,483,892)	$1,917,229
Net Loss	-	-	-	(3,096,275)	(3,096,275)
Balance as of March 31, 2022	10,959,814	1,096	52,400,025	(53,580,167)	(1,179,046)
Net Loss	-	-	-	(4,617,093)	(4,617,093)
Balance as of June 30, 2022	10,959,814	$1,096	$52,400,025	$(58,197,260)	$(5,796,139)

	Common Stock		Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2020	10,959,814	$1,096	$52,400,025	$(43,268,708)	$9,132,413
Net Loss	-	-	-	(51,032)	(51,032)
Balance as of March 31, 2021	10,959,814	1,096	52,400,025	(43,319,740)	9,081,381
Net Loss	-	-	-	(1,059,620)	(1,059,620)
Balance as of June 30, 2021	10,959,814	$1,096	$52,400,025	$(44,379,360)	$8,021,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(7,713,368)	$(1,110,652)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on PPP loan forgiveness	-	(137,700)
Noncash operating lease expense - Millennium HI Carbon	25,683	124,327
Noncash operating lease expense - Millennium Cannabis	(4,223,448)	-
Noncash finance lease expense	(56,774)	-
Bad Debt Expense – related party	1,505,898	-
Depreciation expense	29,909	-

Changes in operating assets and liabilities
Accounts receivable	(14,486)	-
Advances to affiliate	(284,968)	-
Inventory - Millennium Cannabis	487,410	(214,398)
Inventory - Millennium Produce	(1,813,552)	-
Accounts payable and accrued expenses	1,789,130	43,704
Lease liability - Millennium HI Carbon	(1,179,493)	70,453
Lease liability - Millennium Cannabis	6,742,031	-
Lease liability - Millennium Produce	274,848	-
Security deposits	(11,145)	(327,900)
Prepaids and other current assets	(38,300)	(44,806)
Net cash used in operating activities	(4,480,625)	(1,596,972)

Investing activities
Acquisition of property, plant and equipment	(353,905)	(208,057)
Advances to prior related party	(347,369)	-
Proceeds from disposal of SMC Global Securities	-	5,662,706
Net cash (used) provided by investing activities	(701,274)	5,454,649

Financing activities
Proceeds from loan from affiliate	1,391,925	-
Proceeds from loan payable	2,878,559	-
Lease liability - finance leases	56,889	-
Net cash provided by financing activities	4,327,373	-

Net (decrease) increase in cash	(854,526)	3,857,677

Cash, beginning of period	1,623,291	1,895,597

Cash, end of period	$768,765	$5,753,274
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,476	$-

Supplemental disclosure of noncash flow information:
Initial recognition of right of use asset and lease liability	$6,630,365	$9,057,597

The accompanying notes are an integral part of these condensed consolidated financial statements

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – GENERAL INFORMATION

Nature of Operations

Millennium Sustainable Ventures Corp., formerly known as Millennium Investment & Acquisition Co. Inc., formerly known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) is focused on the “Triple Bottom Line” and a commitment to Profit, Planet and People and conducts operations in three segments:

-	Sustainable cultivation of cannabis in greenhouses
-	Sustainable cultivation of food crops in greenhouses
-	Sustainable production of Activated Carbon

Greenhouse Cultivation of Cannabis

Millennium Cannabis LLC (“MillCann”), our wholly owned subsidiary, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (“CEA”) in the form of greenhouses. During 2021, MILC added sustainable cultivation of cannabis in greenhouses as an investment focus and MillCann invested in three newly formed cannabis operators: Walsenburg Cannabis, LLC (“WC”) which leases a greenhouse cultivation facility located in Walsenburg, Colorado and a Marijuana Infused Products lab (“MIP”) located in Ordway, Colorado; VinCann LLC (“VC”), which leases a greenhouse cultivation facility located in Vinita, Oklahoma and Marengo Cannabis LLC (“MC”) which leases a greenhouse cultivation facility located in Marengo County, Michigan. The cannabis related properties are leased from subsidiaries of Power REIT (NYSE AMEX: PW and PW.PRA). David Lesser is Chairman and CEO of Power REIT and also Chairman and CEO of MILC.

In May 2021, MillCann made a loan to WC including a Framework Agreement whereby upon certain conditions, the loan would convert into a majority ownership position in WC under certain circumstances. During 2021 and 2022, WC harvested and sold crops but, unfortunately, the project was delayed and overbudget which caused financial strains. In addition, pricing in the Colorado cannabis market compressed dramatically in 2021 and has not recovered. Based on poor performance and in an effort to conserve capital resources, MILC determined to stop funding additional operating losses at the Walsenburg cultivation facility in the quarter ended June 30, 2022 and the facility subsequently ceased operations. MILC has no longer believes it will convert its loan into equity and, accordingly has deconsolidated WC. The Company has also written off $1,505,898 as a bad debt expense based on uncertainty around recovery of its loan.

MillCann is currently the majority owner of a cannabis greenhouse cultivation operation in Vinita, Oklahoma. VC currently operates a 9.35-acre property in Vinita, OK that features 40,000 square feet of greenhouse and related space and approximately 100,000 square foot outdoor growing area. During 2021, VC harvested and processed its first crops and sales began in the first quarter of 2022. As of June 30, 2022, MillCann has invested approximately $2,200,000 in VC through a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return after which MillCann will have an 82.0% ownership stake. The remaining subordinated ownership is held by the management team of VC. As part of the lease with a wholly owned subsidiary of Power REIT, the lessor agreed to fund the rehabilitation and upgrading of the existing improvements to the facility which was a distressed acquisition purchased from an undercapitalized operator.

On September 9, 2021, MILC announced the expansion of its sustainable cannabis cultivation activities by entering into a long-term lease for MillCann’s largest cannabis cultivation facility. A new wholly owned subsidiary of MillCann, MC, was created and entered into a 20-year lease (the “MarCann Lease) with a subsidiary of Power REIT for approximately 12 acres that includes a 556,416 square foot state-of-the-art greenhouse cultivation facility which is located in Marengo County, Michigan (the “MC Property”). As previously disclosed, cannabis licensing was delayed based on a lack of cooperation from Marengo Township where the property is located. As part of the licensing process with the Michigan Cannabis Regulatory Agency (“CRA”) a Certificate of Occupancy (“CO”) is required where applicable. Based on the zoning of the property as Agricultural, it has never received a CO and the CRA agreed to accept a simple two sentence letter from Marengo Township in lieu of a CO. Unfortunately, Marengo Township was initially unwilling to provide the requested letter which ultimately led to the filing of two lawsuits. We recently received the letter and the CRA licensing process is proceeding. While we are optimistic the CRA licensing process can now move quickly, there can be no assurance as to how long it will take. Due to the delays in securing the necessary regulatory approvals for marijuana cultivation and the fact that the greenhouse is not yet growing marijuana, MC was able to amend the lease to provide additional time to commence cash rent payments. As of June 30, 2022, MillCann has invested approximately, $1,500,000 in MC which is a wholly owned subsidiary. As part of the MarCann Lease, the lessor has agreed to fund the rehabilitation and upgrading of the existing improvements. As of the date hereof, the greenhouse is not growing marijuana due to the licensing delays, however, small amounts of hemp are being grown in the greenhouse which will help develop experience growing the cannabis plant.

Greenhouse Cultivation of Food

On April 1, 2022, MILC announced that it was expanding its sustainable greenhouse cultivation activities by establishing its first food related operations. Millennium Produce of Nebraska LLC, (“Millennium Produce”), a wholly-owned subsidiary of MILC, was formed to focus on a sustainable approach to food crop cultivation through a Controlled Environmental Agriculture (CEA) in the form of greenhouses.

Millennium Produce entered into a 10-year lease with a subsidiary of Power REIT. The property consists of 86 acres featuring a 1,121,153 square foot greenhouse cultivation facility and an associated employee housing property located in O’Neil, Nebraska. As part of the transaction, Millennium Produce arranged a $3 million non-recourse loan with a fixed interest rate of 1.5% and a four-year term. The loan is secured by Furniture, Fixtures, and Equipment, which was purchased by Millennium Produce, as well as crops. Currently tomatoes are growing at the greenhouse and revenue should commence in 3Q22.

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

MillCarbon is a wholly owned subsidiary that has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries. The plant recently completed its 150th batch of Activated Carbon, Biochar, and Horticultural Vinegar and MillCarbon believes it has proven itself at the pilot level. MILC is evaluating the construction of a commercial scale plant based on the technology it has developed.

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

During 2020, MILC announced that it was seeking to de-register as an Investment Company that is regulated under Investment Company Act of 1940 (the “1940 Act”). As previously announced, MILC has completed the liquidation of its sole investment in securities - its investment in SMC and plans to invest the proceeds in operating businesses. On October 14, 2020, shareholders approved a proposal to change the nature of the Company’s business from a registered investment company under the 1940 Act to a holding company that focuses primarily on owning and operating businesses (collectively, the “Deregistration Proposal”). On March 1, 2021, as amended on May 11, 2021, December 9, 2021 and January 21, 2022, the Company filed an application pursuant Section 8(f) of the Investment Company Act of 1940 for an Order Declaring that MILC has Ceased to be an Investment Company (the “Deregistration Order”). On February 2, 2022, the SEC issued a notice that it was commencing the 25-day public review period in response to MILC’s application. On February 28, 2022, MILC received the Deregistration Order declaring that is has ceased to be an Investment Company. Consequently, the financial statements presented herein are presented in accordance with the reporting requirements under the Securities Exchange Act of 1934, as amended.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K file with the SEC on March 15, 2022.

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

VinCann LLC (“VC”) is 100% consolidated into the financial statements of MILC as of June 30, 2022. MillCann has invested in VC and receives a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return, after which MillCann has an 82.0% ownership stake. As of June 30, 2022, MillCann has not received its return of capital and preferred return. Once this occurs, the remaining subordinated ownership is held by the management team of VC and a non-controlling interest will be recognized in the consolidated financial statements.

●	Walsenburg Cannabis Deconsolidation

Walsenburg Cannabis LLC (“WC”) WC was previously accounted for as consolidated in the financial statements of MILC as a variable interest entity (“VIE”). MillCann had issued capital to WC in the form of a convertible loan for its business operations as MILC was in the process of obtaining regulatory approvals for holding cannabis licenses in Colorado. Upon receiving regulatory approval, it was contemplated that the loan would convert into a majority preferred equity interest in WC that would receive a full return of invested capital plus a 12.5% preferred return, after which MillCann would have an 83.5% ownership stake. Given the poor performance at the cultivation facility and MILC’s withdrawal of its application for approval for cannabis licensing in Colorado, WC is no longer considered a VIE as of June 30, 2022 and was deconsolidated. As of June 30, 2022, MillCann has not received its return of capital and preferred return, has stopped funding additional funds to WC and has taken a bad debt expense of $1,505,898 in order to write off the loan.

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

The following table sets forth the computation of basic loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Loss available to common Shareholders	$(4,617,093)	$(1,059,620)	$(7,713,368)	$(1,110,652)

Weighted average shares	10,959,814	10,959,814	10,959,814	10,959,814

Basic loss per common share	$(0.42)	$(0.10)	$(0.70)	$(0.10)

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

Depreciation expense for the six months ended June 30, 2022 and 2021 was $29,909 and $0, respectively.

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate their carrying amount may not be recoverable in accordance with FASB ASC Topic 360, Impairment or Disposal of Long-Lived Assets. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount, if any, exceeds its fair value. For the six months ended June 30, 2022 and 2021, MILC incurred no impairment expenses.

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

As of June 30, 2022, the Company had an accumulated deficit of $58,197,260 and negative working capital of $1,210,730 Additionally, the Company had recurring losses and negative cashflow from operations. These adverse conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. In order to support the Company’s ongoing operations, the Company entered into a credit facility with an affiliate of David H. Lesser, our Chairman and CEO, during the period in which the Company drew down $1,412,617 with the ability to draw up to $1,500,000 through December 31, 2022. Additionally, the Company secured a $3,000,000 non-recourse loan on April 1, 2022 for purposes of financing the Millennium Produce location.

Although the Company believes its cash available as of June 30, 2022 along with its other current assets and ability to secure additional debt and/or equity financing should be sufficient to fund operations and commitments for twelve months from the date of the filing of this Quarterly Report on Form 10-Q, management has concluded the uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Finished goods inventory is initially valued at cost and subsequently at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving or poor product quality by considering factors such as inventory levels and forecasted sales demand. Any identified excess, slow moving and poor-quality inventory is written down to its net realizable value through a charge to cost of goods sold. For the six months ended June 30, 2022 and 2021, $1,087,660 and $0, respectively were expensed through cost of goods sold related to impairment of inventory.

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

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation and impairment and is comprised of the following:

	June 30,	December 31,
	2022	2021

Machinery and Equipment	$652,452	$427,388
Furniture and Fixtures	29,147	58,595
Office Equipment	3,397	9,254
	684,996	495,237
Less: accumulated depreciation	(38,532)	(12,137)
Property and equipment, net of depreciation	$646,464	$483,100

As of June 30, 2022, the Company’s Property, Plant and Equipment consisted of Activated Carbon production machinery and equipment at the MillCarbon pilot plant in Kentucky, machinery and equipment at the Millennium Produce operation, as well as, machinery and equipment, furniture and fixtures and office equipment at the two operations related to Millennium Cannabis. Property, plant and equipment as of June 30, 2021 included the HI asset that was never commercially operational and therefore did not incur a depreciation expense. Effective December 31, 2021, MILC determined to write off $2,765,000, the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. Depreciation expense for the six months ended June 30, 2022, and 2021 was $29,909 and $0, respectively.

4. INVENTORY

The Company’s inventories include the following:

Millennium Cannabis:

	June 30,	December 31,
	2022	2021
Raw Material: Grow Supplies	$169,893	$348,244
Work in Progress: Plants	292,434	1,086,544
Finished Goods: Trim	92,753	361,632
Finished Goods: Flower	148,261	311,864
	$703,341	$2,108,284

Millennium Produce:

	June 30,	December 31,
	2022	2021
Raw Material: Grow Supplies	$127,109	$-
Work in Progress: Tomatoes	1,686,443	-
	$1,813,552	$-

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

A contract is or contains a lease if the contract conveys the right to control the use of identified property (an identified asset) for a period of time in exchange for consideration.

As of June 30, 2022, the Company, through subsidiaries, has entered into four operating leases:

●	A ground lease located in Hawaii for the purpose of acquiring an activated carbon plant with 12.92 years remaining and three options to renew for an additional 10 years. A right-of-use asset and lease liability of $1,462,062 was recognized on January 1, 2020. As of June 30, 2022 and December 31, 2021, the right-of-use asset is $1,328,197 and $1,353,880 and the corresponding lease liability is $1,384,953 and $2,564,445, respectively, which includes rent payable.

●	An operating lease entered into on June 11, 2021 for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Oklahoma with a 20-year term and two options to renew for an additional 5 years each. The lease has 18.91 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $3,679,216 during the second quarter of 2021. As of June, 30, 2022 and December 31, 2021, the right-of-use asset is $3,670,776 and $3,651,231 and the corresponding lease liability is $3,760,800 and $3,944,391, respectively. Due to a cash flow compression, rent payments were not made during the second quarter. The security deposit of $176,000 previously paid to the landlord was used as rent and accounts payable of $52,208 was recorded for June 30, 2022.

●	An operating lease entered into on September 3, 2021 with a lease amendment on November 2, 2021 for land, greenhouse and auxiliary/processing facilities approved for cannabis cultivation located in Michigan with a 20-year term and two options to renew for an additional 5 years. On June 24, 2022, the lease and amendment were once again amended to restructure the monthly rent payments over the course of the lease whereby lease payments will begin on January 1, 2023. The lease has 19.17 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $29,114,595 during the third quarter of 2021, but as of June 30, 2022, has been adjusted to reflect the new combined lease amendment. As of June 30, 2022 and December 31, 2021, the right-of-use asset is 32,205,727 and $28,716,480 and the corresponding lease liability is $36,472,347 and $30,145,540, respectively.

●	An operating lease entered into on April 1, 2022 for land, greenhouses and auxiliary/processing facilities focused on the cultivation of food crops located in Nebraska with a 10-year term and four options to renew for an additional 5 years each. The lease has 9.75 years remaining with a discount rate of 10% and the Company recognized a right-of-use asset and lease liability of $6,699,933 during the second quarter of 2022. As of June, 30, 2022 and December 31, 2021, the right-of-use asset is $6,630,365 and $0 and the corresponding lease liability is $6,905,213 and $0, respectively.

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

Finance Lease

As of June 30, 2022, MillCann has a finance lease for equipment which it uses within the operations of cultivating cannabis. The lease amount financed is $14,757 for VC, with a term of 60 months (50 months remaining) at a rate of 3.99% per annum.

As of June 30, 2022, the scheduled lease payments are as follows:

	Operating Leases	Finance Leases
2022 (Six Months Remaining)	$827,729	$1,632
2023	8,636,067	3,264
2024	10,770,062	3,264
2025	12,380,542	3,264
2026	5,631,531	2,176
Thereafter	81,188,041	-
Total Lease Payments	119,433,972	13,600
Less: Imputed Interest	70,910,662	-
Less: Interest	-	241
	$48,523,310	$13,359

For the six months ended June 30, 2022, and 2021, the operating lease costs were as follows:

	Six Months Ended June 30,
Total Operating Lease Expense	2022	2021
Operating Lease Expense (HI)	$69,669	$71,027
Amortization of ROU assets - (HI)	25,683	21,027
Operating Lease Expense (MI)	2,793,479	-
Amortization of ROU assets - (MI)	44,081	-
Operating Lease Expense - Cannabis (OK)*	270,825	102,632
Amortization of ROU assets - Cannabis (OK)*	(19,545)	-
Operating Lease Expense (NE)	113,664	-
Amortization of ROU assets - (NE)	161,184	-
Total Operating Lease Expense	$3,459,039	$196,707

*	Included in cost of goods sold on the Statement of Operations

For the six months ended June 30, 2022, and 2021, total finance lease expense was as follows:

	Six Months Ended June 30,
Total Finance Lease Expense	2022		2021
Finance Lease Expense	$1,598		$-
Amortization of ROU assets	60		-
	$1,658	*	$-

*	Included in cost of goods sold on the statement of operations

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

6. LINE OF CREDIT – AFFILIATE

The Company has entered into a credit facility with an affiliate of David H. Lesser, our Chairman and CEO on March 16, 2022 which provides up to $1.5 million of cash to fund the capital needs of the company with a quarterly variable interest rate as determined by the Special Committee – Related Party Transactions of 0% for 1Q2022, 5% for 2Q2022, 7% for 3Q2022 and 9% for 4Q2022. The credit facility carries a default rate of 16% if not paid in full by maturity date. The Company has the right to prepay amounts outstanding at any time prior to maturity of the Credit Facility without any prepayment penalty and the credit facility matures on December 31, 2022. As of June 30, 2022 and December 31, 2021, the amount drawn on the credit facility is $1,391,924 (total drawn is $1,412,616 net of $20,692 of capitalized debt costs which are being amortized over the life of the financing) and $0, respectively, with accrued interest related to the loan of $11,052 and $0, respectively

7. DEBT

On March 31, 2022, Millennium Produce secured a $3 million non-recourse loan. The loan has a fixed interest rate of 1.5% and a four-year term and is fully amortized over the life of the loan with monthly payments. The loan is secured by Furniture, Fixtures, and Equipment, as well as crops of Millennium Produce. As of June 30, 2022 and December 31, 2021, the balance of the loan is $2,878,558 and $0, respectively.

8. COMMON STOCK

The Company’s Certificate of Incorporation currently authorizes the issuance of 12,000,000 shares of common stock and 5,000 shares of preferred stock, each with a par value of $0.0001 per share. The total shares outstanding as of June 30, 2022, is 10,959,814.

In November 2013, the Company’s Board of Directors authorized a buyback of up to 800,000 shares of its common stock. Buybacks will be made from time to time based on the view of the Company of its trading price relative to its underlying value and subject to compliance with applicable legal requirements. No buybacks were made during the three months ended June 30, 2022.

9. EQUITY AND LONG-TERM COMPENSATION

Securities Authorized for Issuance Under Equity Compensation Plans

MILC’s 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Board on October 10, 2021 and approved by the shareholders on December 8, 2021. It provides for the grant of the following awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards. The Plan’s purpose is to secure and retain the services of Employees, Directors and Consultants, to provide incentives for such persons to exert maximum efforts for the success of the Company and to provide a means by which such persons may be given an opportunity to benefit from increases in value of the common stock through the granting of awards. No awards under 2021 Plan have been granted as of June 30, 2022.

10. RELATED PARTY TRANSACTIONS

Commencing September 2016, the Board approved payment to an entity affiliated with the CEO of the Company, Mr. Lesser, to reimburse such entity for accounting and administrative functions at a rate of $750 per month for each of Millennium Sustainable Ventures Corp. and Millennium HI Carbon LLC. On October 1, 2021, the Board of Directors approved an increase to $5,000 ($750 from MHC, $1,250 from MILC and $3,000 from MillCann) a month due to the increase in administrative and accounting support needed for the new focus of cannabis cultivation. During the three and six months ended June 30, 2022, the total amount expensed to such affiliate was $15,000 and $30,000, and during the three and six months ended June 30, 2021, the total amount expenses to such affiliate was $1,500 and $9,000, respectively.

The Company has hired Morrison Cohen, LLP (“MoCo”) as its legal counsel with respect to general corporate matters. The spouse of the Company’s CEO is a partner at MoCo. During the six months ended June, 2022 and 2021, the Company paid $0 to MoCo. There is no outstanding balance as of June 30, 2022.

VC, MC and Millennium Produce, have entered into long-term leases for greenhouse cultivation properties that are owned by subsidiaries of Power REIT (Ticker: PW and PW.PRA). David Lesser is the Chairman and CEO of both MILC and Power REIT.

WC, previously consolidated into MILC financial reports as a VIE based on the investment structured as a loan which was, under certain circumstances, convertible into a majority ownership position by Millennium Cannabis, as of June 30, 2022, is not included in the condensed consolidated financial reports and a bad debt expense of $1,505,898 was incurred in the second quarter, 2022 and is included in the accompanying condensed consolidated statements of operations.

The Company has entered into a credit facility with an affiliate of David H. Lesser, our Chairman and CEO on March 16, 2022 which provides up to $1.5 million of cash to fund the capital needs of the company with a quarterly variable interest rate as determined by the Special Committee – Related Party Transactions of 0% for 1Q2022, 5% for 2Q2022, 7% for 3Q2022 and 9% for 4Q2022. The credit facility carries a default rate of 16% if not paid in full by maturity date. The Company is recording interest using an average interest rate on a straight-line basis. The credit facility matures on December 31, 2022. As of June 30, 2022 and December 31, 2021, the amount drawn on the credit facility is $1,412,617 and $0, respectively.

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

As of June 30, 2022, MILC businesses are organized, managed and internally reported as three reportable segments. The reportable segments are determined based on the difference in the product produced. The cannabis cultivation segment, MillCann, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (“CEA”) in the form of greenhouses. The food crop cultivation segment, Millennium Produce, is focused on a sustainable approach to cultivation of produce in greenhouses and currently operates a greenhouse cultivation facility growing tomatoes in Nebraska. The carbon segment, MillCarbon, has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries.

Information concerning the Company’s operations by reportable segment for the six months ended June 30, 2022 and 2021 is as follows:

	Cultivation	Cultivation
Six Months Ended June 30, 2022	Cannabis	Food Crops	Carbon	Corporate	Total

Revenue	414,584	-	-	-	414,584
Depreciation	(20,627)	(9,282)	-	-	(29,909)*
Net loss	(6,652,490)	(357,504)	(415,568)	(287,806)	(7,713,368)
Capital expenditures	(92,329)	(204,843)	(56,733)	-	(353,905)
Identifiable assets	37,601,833	9,865,608	1,606,063	101,914	49,175,418

	Cultivation	Cultivation
Six Months Ended June 30, 2021	Cannabis	Food Crops	Carbon	Corporate	Total

Revenue	-	-	-	-	-
Depreciation	-	-	-	-	-
Net loss	(92,748)	-	(102,632)	(915,272)	(1,110,652)
Capital expenditures	-	-	208,057	-	208,057
Identifiable assets	9,497,289	-	4,494,023	5,848,935	19,840,247

*	Included in cost of goods sold on the statement of operations

12. SUBSEQUENT EVENTS

On July 15, 2022, the Company granted 40,000 shares to its Independent Directors at $0.50 a share that will vest over four quarters beginning in 3Q22. The Company also granted 247,500 call options with a strike price of $0.50 a share to the CEO, the Directors of the Company and a consultant. The options will vest over 36 months starting in August, 2022 and have 10-year life.

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

As of June 30, 2022, MILC has three areas of focus and conducts business in three operating segments as follows:

1.	Sustainable cultivation of cannabis in greenhouses
2.	Sustainable cultivation of food crops in greenhouses
3.	Sustainable production of Activated Carbon

Greenhouse Cultivation of Cannabis

Millennium Cannabis LLC (“MillCann”), our wholly owned subsidiary, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (“CEA”) in the form of greenhouses. During 2021, MILC added sustainable cultivation of cannabis in greenhouses as an investment focus and MillCann invested in three newly formed cannabis operators: Walsenburg Cannabis, LLC (“WC”) which leases a greenhouse cultivation facility located in Walsenburg, Colorado and a Marijuana Infused Products lab (“MIP”) located in Ordway, Colorado; VinCann LLC (“VC”), which leases a greenhouse cultivation facility located in Vinita, Oklahoma and Marengo Cannabis LLC (“MC”) which leases a greenhouse cultivation facility located in Marengo County, Michigan. The three cannabis related properties are leased from subsidiaries of Power REIT (NYSE AMEX: PW and PW.PRA). David Lesser is Chairman and CEO of Power REIT and also Chairman and CEO of MILC. MILC’s affiliation with Power REIT provides efficient access to capital allowing MILC to establish operations quickly and become a sustainable high-quality, low-cost producer of cannabis.

In May 2021, MillCann made a loan to WC including a Framework Agreement whereby upon certain conditions, the loan would convert into a majority ownership position in WC under certain circumstances. During 2021 and 2022, WC harvested and sold crops but, unfortunately, the project was delayed and overbudget which caused financial strains. In addition, pricing in the Colorado cannabis market compressed dramatically in 2021 and have not recovered. Based on poor performance and in an effort to conserve capital resources, MILC determined to stop funding additional operating losses at the Walsenburg cultivation facility in June, 2022 and the facility subsequently ceased operations. MILC has no longer believes it will convert its loan into equity and has written off $1,505,898 as a bad debt expense based on uncertainty around recovery of its loan and is evaluating alternatives for capital recovery. Separate from the Walsenburg cultivation facility, WC is seeking to continue to operate the Ordway MIP to process a significant amount of existing biomass from the Walsenburg cultivation facility as a way to generate income.

MillCann is currently the majority owner of a cannabis greenhouse cultivation operation in Vinita, Oklahoma. VC currently operates a 9.35-acre property in Vinita, OK that features 40,000 square feet of greenhouse and related space and approximately 100,000 square foot outdoor growing area. During 2021, VC harvested and processed its first crops and sales began in the first quarter of 2022. As of June 30, 2022, MillCann has invested approximately $2,200,000 in VC through a preferred equity interest that receives a full return of invested capital plus a 12.5% preferred return after which MillCann will have an 82.0% ownership stake. The remaining subordinated ownership is held by the management team of VC. As part of the lease with a wholly owned subsidiary of Power REIT, the lessor agreed to fund the rehabilitation and upgrading of the existing improvements to the facility which was a distressed acquisition purchased from an undercapitalized operator. MILC believes that the VC Property has the potential to become a large-scale, low-cost producer of high-quality cannabis to compete effectively in the Oklahoma market. The price for wholesale cannabis in the Oklahoma market has compressed dramatically from historical prices which has had a negative impact on our performance.

On September 9, 2021, MILC announced the expansion of its sustainable cannabis cultivation activities by entering into a long-term lease for MillCann’s largest cannabis cultivation facility. A new wholly owned subsidiary of MillCann, MC, was created and entered into a 20-year lease (the “MarCann Lease) with a subsidiary of Power REIT for approximately 12 acres that includes a 556,416 square foot state-of-the-art greenhouse cultivation facility which is located in Marengo County, Michigan (the “MC Property”). As previously disclosed, cannabis licensing was delayed based on a lack of cooperation from Marengo Township where the property is located. As part of the licensing process with the Michigan Cannabis Regulatory Agency (“CRA”) a Certificate of Occupancy (“CO”) is required or alternative documentation must be provided where a CO is not applicable. Based on the zoning of the property as Agricultural, it has never received a CO and the CRA agreed to accept a simple two sentence letter from Marengo Township in lieu of a CO. Unfortunately, Marengo Township was initially unwilling to provide the requested letter which ultimately led to the filing of two lawsuits. Marengo Township recently provided the letter that was pre-approved by CRA and the cannabis licensing process is proceeding.

With the licensing process now moving forward, on August 9, 2022, CRA performed a pre-licensure inspection and identified that no deficiencies existed. In addition to the CRA approval we received, we are required to secure an approval from the Michigan Bureau of Fire Services (“BFS”). The BFS process is underway but there is no certainty as to the timing to complete this process and ultimately secure the cannabis licenses. While we are optimistic the cannabis licensing process can now move quickly, there can be no assurance as to how long it will take. We will continue to provide updates as the licensing process progresses.

Due to the delays in securing the necessary regulatory approvals for marijuana cultivation and the fact that the greenhouse is not yet growing marijuana, MC was able to amend the lease to provide additional time to commence cash rent payments. As of June 30, 2022, MillCann has invested approximately, $1,500,000 in MC which is a wholly owned subsidiary. As part of the MarCann Lease, the lessor has agreed to fund the rehabilitation and upgrading of the existing improvements. As of the date of this prospectus, the greenhouse is not growing marijuana due to the licensing delays, however, small amounts of hemp are being grown in the greenhouse which will help develop experience growing the cannabis plant.

Greenhouse Cultivation of Food

On April 1, 2022, MILC announced that it was expanding its sustainable greenhouse cultivation activities by establishing its first food related operations. Millennium Produce of Nebraska LLC, (“Millennium Produce”), a wholly-owned subsidiary of MILC, was formed to focus on a sustainable approach to food crop cultivation through a Controlled Environmental Agriculture (CEA) in the form of greenhouses.

Millennium Produce entered into a 10-year lease with a subsidiary of Power REIT. The property consists of 86 acres featuring a 1,121,153 square foot greenhouse cultivation facility and an associated employee housing property located in O’Neil, Nebraska. As part of the transaction, Millennium Produce arranged a $3 million non-recourse loan with a fixed interest rate of 1.5% and a four-year term. The loan is secured by Furniture, Fixtures, and Equipment, which was purchased by Millennium Produce, as well as crops. Currently tomatoes are growing at the greenhouse and revenue has commenced in 3Q22.

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

MillCarbon is a wholly owned subsidiary that has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries. The plant recently completed its 150th batch of Activated Carbon, Biochar, and Horticultural Vinegar and MillCarbon believes it has proven itself at the pilot level. MILC is evaluating the construction of a commercial scale plant based on the technology it has developed.

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

During 2020, MILC announced that it was seeking to de-register as an Investment Company that is regulated under Investment Company Act of 1940 (the “1940 Act”). As previously announced, MILC has completed the liquidation of its sole investment in securities - its investment in SMC and plans to invest the proceeds in operating businesses. On October 14, 2020, shareholders approved a proposal to change the nature of the Company’s business from a registered investment company under the 1940 Act to a holding company that focuses primarily on owning and operating businesses (collectively, the “Deregistration Proposal”). On March 1, 2021, as amended on May 11, 2021, December 9, 2021 and January 21, 2022, the Company filed an application pursuant Section 8(f) of the Investment Company Act of 1940 for an Order Declaring that MILC has Ceased to be an Investment Company (the “Deregistration Order”). On February 2, 2022, the SEC issued a notice that it was commencing the 25-day public review period in response to MILC’s application. On February 28, 2022, MILC received the Deregistration Order declaring that is has ceased to be an Investment Company. Consequently, the financial statements presented in this Report on Form 10-Q are presented in accordance with the reporting requirements under the Securities Exchange Act of 1934, as amended.

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

The Company has identified its reportable segments and, for each period for which a statement of operations is presented, discloses certain information, separately by reportable segment, relative to the segment industries. MILC businesses are organized, managed and internally reported as three reportable segments. As of June 30, 2022, the reportable segments are determined based on the difference in the product produced. The cannabis segment, MillCann, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture in the form of greenhouses, with operations in Oklahoma and Michigan. The food crop segment, Millennium Produce, is focused on a sustainable approach to tomato cultivation through Controlled Environmental Agriculture in the form of greenhouses, with operations in Nebraska. The carbon segment, MillCarbon, has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries

As of June 30, 2022, the Company’s Property, Plant and Equipment consisted of Activated Carbon production machinery and equipment at the MillCarbon pilot plant in Kentucky, machinery and equipment at the Millennium Produce operations, as well as, machinery and equipment, furniture and fixtures and office equipment at the two operations related to Millennium Cannabis. Property, plant and equipment is carried at historical cost, net of depreciation and adjustments for impairment. The Company assesses the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property, plant and equipment was never commercially operational and is now dormant for MHC and therefore has not incurred a depreciation expense on this asset and has since written off the asset. Millennium Cannabis recognized depreciation on its property, plant and equipment at its Vinita, OK and Marengo, MI locations on a straight-line basis over the useful life of five years.

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

Results of Operations

Three and Six Months Ended June 30, 2022 and 2021:

Revenue

During the three months ended June 30, 2022, the cultivation segment’s revenue increased by $159,499 and cost of goods sold increased by $1,036,519 resulting in a gross loss of $877,020 compared to no revenue an no cost of goods sold during the three months ended June 30, 2021. This was a result of MILC shifting its focus to cannabis cultivation and the expenses incurred to continue operations in the second quarter of 2022. There was no revenue or cost of goods sold for the carbon segment for both three-month periods ending 2022 and 2021. The gross loss in 2022 is attributable, in part, to the compressed prices for cannabis in OK and supply chain issues resulting in construction delays which, ultimately caused problems with the initial harvests.

During the six months ended June 30, 2022, the cultivation segment’s revenue increased by $414,854 and cost of goods sold increased by $2,397,347 resulting in a gross loss of $1,982,763 compared to no revenue an no cost of goods sold during the six months ended June 30, 2021. This was a result of MILC shifting its focus to cannabis cultivation and the expenses incurred to continue operations in the first half of 2022. There was no revenue or cost of goods sold for the carbon segment for both six-month periods ending 2022 and 2021. The gross loss in 2022 is attributable, in part, to the compressed prices for cannabis in OK and supply chain issues resulting in construction delays which, ultimately caused problems with the initial harvests.

Operating Expenses

During the three months ended June 30, 2022, MILC’s total operating expenses were $3,722,339 compared to $1,203,715 during the three months ended June 30, 2021. The increase of $2,518,624 was primarily related to an increase in lease expense of $1,316,148 for the cannabis cultivation segment, an increase of $274,848 for the food crop cultivation segment, an increase of $1,301 for the Activated Carbon segment, an increase of $1,505,898 resulting from the bad debt expense for the WC loan write off, an increase in general & administrative expense of $83,160 and a decrease in professional fees of $29,420 related to the cannabis and activated carbon segments. The increased expenses above are offset by a decrease of $633,311 for a provision of tax receivable that was incurred in 2021.

During the six months ended June 30, 2022, MILC’s total operating expenses were $5,720,452 compared to $1,324,441 during the six months ended June 30, 2021. The increase of $4,396,011 was primarily related to an increase in lease expense of $2,744,812 for the cannabis cultivation segment, an increase of $274,848 for the food crop cultivation segment, with a nominal decrease of $7,281 for the Activated Carbon segment, an increase of $1,505,898 resulted from the bad debt expense for the WC loan write off, an increase in general & administrative expense of $483,512 and professional fees of $27,533 related to the cannabis and activated carbon segments. The increased expenses above are offset by a decrease of $633,311 for a provision of tax receivable that was incurred in 2021.

Other Income/Expense and Net Loss

Other expense for the three months ended June 30, 2022 was $17,734 compared to other income of $144,095 during the three months ended June 30, 2021. The decrease of $161,829 was primarily due to a decrease in other income of $143,184 of which $137,700 was PPP loan forgiveness and $6,219 was a decrease in other income for the activated carbon segment and a decrease in interest income of $169 with an increase in interest expense of $18,476. As a result, consolidated net loss for MILC for the three months ended June 30, 2022 and 2021 was $4,617,093 compared to $1,059,620, respectively.

Other expense for the six months ended June 30, 2022 was $10,153 compared to other income of $213,789 during the six months ended June 30, 2021. The decrease of $223,942 was primarily due to a decrease in dividend income of $67,383 and an increase in interest expense of $18,476. For the activated carbon segment, there was a decrease in the PPP loan of $137,700 forgiveness, a decrease in other income of $183, and a decrease in interest income of $200. As a result, consolidated net loss for MILC for the six months ended June 30, 2022 and 2021 was $7,713,368 compared to $1,110,652, respectively.

Liquidity and Capital Resources

Our cash totaled $768,765 as of June 30, 2022 compared to $1,623,291 as of December 31, 2021. The decrease of $854,526 is primarily from an increase in expenses in operating and investing activities due to the cannabis cultivation operations offset by loan proceeds related to the Company’s credit facility with an affiliate (Note 6) and the Company’s non-recourse loan (Note 7).

With the cash available as of June 30, 2022 and access to the credit facility, we believe these resources may be sufficient to fund our operations and commitments for twelve months from the date of the filing of this Quarterly Report on Form 10-Q. However, the Company may seek to raise additional funds through the sale of its securities or other capital sources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and (to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

During the six months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2022, Power REIT’s wholly owned subsidiary, PW CanRe Marengo LLC (“PW Marengo”), filed a Complaint, Petition for Writ of Mandamus and Jury Demand against the Township of Marengo, Michigan (the “Complaint”). The Complaint was filed in the United States District Court – Western District of Michigan – Southern Division and the Case Number is: 1:22-cv-00321. The Complaint is an action for equitable, declaratory and injunctive relief arising out of Township’s false promises, constitutional violations by the Township’s deprivation of Plaintiffs’ civil rights through its refusal and failure to comply with its own ordinances and state law as well as a common dispute resolution mechanism. On April 7, 2022, the Trust filed a Motion for expedited trial and on April 21, 2022, the Township of Marengo, Michigan filed a reply brief related thereto. On June 6, 2022, the Township of Marengo, Michigan filed its answer to the Complaint. On July 5, 2022 the court held a status conference which required the parties to participate in a mediation to occur within 30 days. On August 1, 2022, PW Marengo filed a Stipulation dismiss the Complaint, but the parties have agreed to continue the court ordered mediation and extend the deadline for mediation while working to finalize an agreed upon mediator.

On June 30, 2022, PW Marengo, filed a Verified Complaint in Calhoun County Michigan, (the “Calhoun Complaint”) and the Case Number is 22-1760-AW. The Complaint is an action to compel the Township to allow PW Marengo to appear before the Marengo Township Zoning Board of Appeals (“ZBA”). On June 10, 2022, PW Marengo filed an application to the ZBA to secure an affirmation that, because the greenhouse property is zoned as Agricultural, it is exempt from requirements of seeking building permits and a Certificate of Occupancy. To date, the Township has refused to schedule such a meeting and on June 24, 2022, two representatives of the Township indicated that they were rejecting the application to the ZBA because the property is zoned agricultural and exempt from requiring a Certificate of Occupancy and therefore there is no reason to hold the meeting. Unfortunately, when pressed, the representatives were unwilling to put this in writing which we believe would have been sufficient to resolve the requirements for the State of Michigan cannabis licensing. PW Marengo was seeking documentation that is necessary to secure cannabis licenses from the State of Michigan which has agreed to accept in the form of a simple two sentence statement from Marengo Township that because the property is zoned Agricultural it is exempt from requiring a Certificate of Occupancy. As previously disclosed, PW Marengo recently secured the requested statement from Marengo Township and the application for cannabis licensing has been submitted to the State of Michigan. Power REIT and Marengo Township have agreed to continue with the mediation process to resolve remaining issues.

Item 1A. Risk Factors.

The Company’s results of operations and financial condition are subject to numerous risks and uncertainties as described in the 2021 Form 10-K, which risk factors are incorporated herein by reference. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the 2021 Form 10-K. You should carefully consider the risks set forth in the 2021 Form 10-K and the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in the 2021 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to the Registrant’s Statement on Form 1 (File No.: 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to Amendments No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133189) filed on June 28, 2006, incorporated herein by reference.

Exhibit 3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated January 17, 2008 filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (File No. 333-133189) filed on January 28, 2008, incorporated herein by reference.

Exhibit 3.4	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated February 24, 2014 filed as an exhibit to Amendment No. 1 to the Registrant’s Form N-2 (File No. 811-22156) filed on November 4, 2014, incorporated herein by reference.

Exhibit 3.5	By-laws of Registrant filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.6	Amended and Restated By-laws of Registrant incorporated herein by reference to Exhibit 3.1 to the Form 8-K (File No. 811-22156) filed with Securities and Exchange Commission on October 4, 2021.

Exhibit 10.2	Lease Agreement with PW MillPro NE LLC, incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 811-22156) filed with the Securities and Exchange Committee on April 1, 2022.

Exhibit 10.3(1)	Lease Amendment with PW MI CanRE Marengo LLC, dated June 27, 2022 incorporated herein by reference.

Exhibit 31.1	(1) Section 302 Certification for David H. Lesser

Exhibit 32.1	(1) Section 906 Certification for David H. Lesser

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2022 to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM SUSTAINABLE VENTURES CORP.

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: August 15, 2022

