Form 10-Q
period 2022-09-30
Millennium Sustainable Ventures Corp.
filed 2022-11-14
CIK 1358656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

10,999,814 common shares, $0.001 par value, outstanding as of November 14, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$12,141	$1,130,609
Accounts receivable	-	5,781
Inventory - Millennium Cannabis	114,991	1,123,010
Other current assets	50,887	23,519
Current assets - held for sale	4,097	530,630
Current assets - discontinued operations	12,475	996,550
Total current assets	194,591	3,810,099

Property, plant and equipment, net	449,463	423,243

Other assets:
Security deposits	785,650	1,062,550
Right of use assets - Millennium Cannabis	32,217,224	34,057,265
Right of use assets - finance leases	-	14,919
Other assets - held for sale	1,320,084	1,358,880
Other assets - discontinued operations	-	3,907,853
Total assets	$34,967,012	$44,634,809

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	212,085	134,137
Accounts payable - related party	40,277	-
Line of credit - related party, net of unamortized discount	1,914,714	-
Current portion of long-term debt	737,814	-
Lease liability - Millennium Cannabis	-	2,482,649
Lease liability - finance leases	-	3,264
Current liabilities - held for sale	406,175	271,349
Current liabilities - discontinued operations	1,042,304	543
Total current liabilities	4,353,369	2,891,942

Long-term liabilities
Lease liability - Millennium Cannabis	37,763,830	33,319,590
Lease liability - finance leases	-	11,676
Long-term debt	1,761,036	-
Long-term liabilities - held for sale	2,636,101	2,535,050
Long-term liabilities - discontinued operations	-	3,959,322
Total long-term liabilities	42,160,967	39,825,638
Total Liabilities	46,514,336	42,717,580

Preferred Stock; par value $0.0001 per share, 5,000 shares authorized, no shares issued and outstanding
Common Stock; par value $0.0001 per share, 30,000,000 shares authorized,
10,999,814 shares issued and outstanding as of September 30, 2022 and 10,959,814 as of December 31, 2021	1,100	1,096
Paid-in capital	53,033,117	52,400,025
Accumulated Deficit	(64,581,541)	(50,483,892)
Total Equity (Deficit)	(11,547,324)	1,917,229

Total Liabilities and Equity (Deficit)	$34,967,012	$44,634,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$128,000	$-
Cost of goods sold	-	-	904,726	-
Gross Loss	-	-	(776,726)	-

Operating Expenses
General & administrative expenses	456,613	580,347	1,229,417	968,683
Provision for tax receivable	-	-	-	633,311
Professional fees	44,018	42,095	129,286	106,248
Bad debt expense - related party	-	-	1,505,898	-
Lease expense - Millennium Cannabis	1,279,986	539,521	4,117,546	600,273
Lease expense - Millennium HI Carbon	47,675	47,675	143,026	143,026
Total Operating Expenses	1,828,292	1,209,638	7,125,173	2,451,541
Operating Loss	$(1,828,292)	$(1,209,638)	$(7,901,899)	$(2,451,541)

Other Income (Expense)
Dividend income	$-	$-	$-	$67,383
Interest income	4	78	31	305
Other income	-	-	8,296	146,179
Interest expense	(22,052)	-	(33,104)	-
Total Other Income (Expense)	(22,048)	78	(24,777)	213,867

Net Loss from Continuing Operations	$(1,850,340)	$(1,209,560)	$(7,926,676)	$(2,237,674)

Loss from Discontinued Operations	$(4,533,941)	$(191,820)	$(6,170,973)	$(274,358)

Net Loss	$(6,384,281)	$(1,401,380)	$(14,097,649)	$(2,512,032)

Net loss per share from continuing operations - basic and diluted	$(0.17)	$(0.11)	$(0.72)	$(0.20)
Net loss per share from discontinued operations - basic and diluted	$(0.41)	$(0.02)	$(0.56)	$(0.03)

Weighted average share outstanding - basic and diluted	10,993,292	10,959,814	10,970,973	10,959,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2021	10,959,814	$1,096	$52,400,025	$(50,483,892)	$1,917,229
Net Loss	-	-	-	(3,096,275)	(3,096,275)
Balance as of March 31, 2022	10,959,814	1,096	52,400,025	(53,580,167)	(1,179,046)
Net Loss	-	-	-	(4,617,093)	(4,617,093)
Balance as of June 30, 2022	10,959,814	$1,096	$52,400,025	$(58,197,260)	$(5,796,139)
Net Loss - continuing operations	-	-	-	(1,850,340)	(1,850,340)
Net Loss - discontinued operations	-	-	-	(4,533,941)	(4,533,941)
Gain on forgiveness of related party debt	-	-	623,565	-	623,565
Stock-based compensation	40,000	4	9,527	-	9,531
Balance as of September 30, 2022	10,999,814	$1,100	$53,033,117	$(64,581,541)	$(11,547,324)

					Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2020	10,959,814	$1,096	$52,400,025	$(43,268,708)	$9,132,413
Net Loss	-	-	-	(51,032)	(51,032)
Balance as of March 31, 2021	10,959,814	1,096	52,400,025	(43,319,740)	9,081,381
Net Loss	-	-		(1,059,620)	(977,082)
Balance as of June 30, 2021	10,959,814	$1,096	$52,400,025	$(44,379,360)	$8,021,761
Net Loss - continuing operations	-	$-	$-	(1,209,560)	(1,209,560)
Net Loss - discontinued operations	-	-	-	(191,820)	(191,820)
Balance as of September 30, 2021	10,959,814	$1,096	$52,400,025	$(45,780,740)	$6,620,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss - continuing operations	$(7,926,676)	$(2,237,674)
Net loss - discontinued operations	(6,170,973)	(274,358)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on PPP loan forgiveness	-	(137,700)
Stock-based compensation	9,527	-
Noncash operating lease expense - Millennium Cannabis	(4,215,400)	447,063
Noncash finance lease expense	(58,371)	-
Bad Debt Expense	1,505,898	-
Depreciation expense - Millennium Cannabis	21,489	1,956

Changes in operating assets and liabilities
Accounts receivable	5,771	-
Inventory - Millennium Cannabis	90,486	(317,012)
Accounts payable and accrued expenses	79,309	6,566
Accounts payable - related party	40,277	-
Lease liability - Millennium HI Carbon	-	-
Lease liability - Millennium Cannabis	8,217,107	153,210
Security deposits	-	(942,550)
Prepaids and other current and non current assets	(27,368)	(228,135)
Net cash used in operating activities - continuing operations	(8,428,924)	(3,528,634)
Net cash provided in operating activities - held for sale	318,377	222,554
Net cash provided (used) in operating activities - discontinued operations	1,932,248	(422,699)
Net cash used in operating activities	(6,178,299)	(3,728,779)

Investing activities
Disposal of property, plant and equipment	(208,340)	(354,849)
Advances to prior related party	(347,369)	-
Proceeds from disposal of SMC Global Securities	-	5,662,706
Net cash (used) provided by investing activities - continuing operations	(555,709)	5,307,857
Net cash (used) provided by investing activities - discontinued operations	59,857	(26,707)
Net cash (used) provided by investing activities	(495,852)	5,281,150

Financing activities
Proceeds from loan from affiliate	1,914,714	-
Proceeds from current and non-current loan payable	2,498,850	-
Lease liability - finance leases	58,460	-
Net cash provided by financing activities - continuing operations	4,472,024	-
Net cash provided by financing activities - discontinued operations	603,637	-
Net cash provided by financing activities	5,075,661	-

Net (decrease) increase in cash	(1,598,490)	1,552,371

Cash, beginning of period - continuing operations	1,130,609	1,895,597
Cash, beginning of period - discontinued operations	9,668	-
Cash, beginning of period - held for sale	483,014	-
Total cash, beginning of period	1,623,291	1,895,597

Cash, end of period - continuing operations	12,141	3,447,968
Cash, end of period - discontinued operations	12,475	-
Cash, end of period - held for sale	185	-
Cash, end of period	$24,801	$3,447,968

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,476	$-
Supplemental disclosure of noncash flow information:
Initial recognition of right of use asset and lease liability	$-	$38,172,218

The accompanying notes are an integral part of these condensed consolidated financial statements

MILLENNIUM SUSTAINABLE VENTURES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – GENERAL INFORMATION

Nature of Operations

Millennium Sustainable Ventures Corp., formerly known as Millennium Investment & Acquisition Co. Inc., formerly known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) is currently focused on the “Triple Bottom Line” and a commitment to Profit, Planet and People and is currently focused on two business segments:

-	Sustainable cultivation of cannabis in greenhouses (currently not operational)
-	Sustainable production of Activated Carbon

Greenhouse Cultivation of Cannabis

Millennium Cannabis LLC (“MillCann”), our wholly owned subsidiary, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (“CEA”) in the form of greenhouses. MillCann is currently focused on securing cannabis licensing for a 550,000 square foot greenhouse facility in Michigan that is leased from a subsidiary of Power REIT (NYSE AMEX: PW and PW.PRA). David Lesser is Chairman and CEO of Power REIT and also Chairman and CEO of MILC. MILC’s affiliation with Power REIT can provide efficient access to capital allowing MillCann to become a sustainable high-quality, low-cost producer of cannabis.

On September 9, 2021, a wholly owned subsidiary of MillCann, Marengo Cannabis LLC (“MC”) entered into a 20-year lease (the “MarCann Lease) with a subsidiary of Power REIT for approximately 12 acres that includes a 556,416 square foot state-of-the-art greenhouse cultivation facility which is located in Marengo County, Michigan (the “MC Property”). As part of the MarCann Lease, the lessor has agreed to fund the rehabilitation and upgrading of the existing improvements.

We believe that once operational, this would be the largest cannabis cultivation facility in Michigan and one of the largest greenhouse cannabis cultivation facilities in the United States. We believe that given the scale of the project combined with the fact that it is a greenhouse will position MC, to compete very as a low-cost producer of high-quality cannabis. This is especially important as prices for cannabis in most markets have significantly compressed recently.

As previously disclosed, cannabis licensing is delayed based on a lack of cooperation from Marengo Township where the property is located. As part of securing cannabis licenses from the Michigan Cannabis Regulatory Agency (“CRA”), a Certificate of Occupancy (“CO”) must be submitted where applicable. Pursuant to the Marengo Township zoning map, the Property is zoned Agricultural and was given a Marijuana Overlay, which according to the Marengo Township Ordinance does not change the underlying zoning. As such, the Property does not require a CO and the CRA agreed in writing to accept a simple two sentence letter (the “CO Letter”) as an alternative to providing a CO. PW Marengo pursued the agreed upon CO Letter from Marengo Township which was initially unwilling to cooperate which ultimately led to the initiation of two litigations against Marengo Township.

After commencement of the litigation process, we ultimately secured the CO Letter from the Marengo Township Supervisor confirming that the property does not need a CO. The CO Letter is in the form that the CRA previously agreed to accept. Based on the receipt of the CO Letter, the CRA licensing process moved forward and on August 9, 2022, CRA performed a pre-licensure inspection and identified that no deficiencies existed. In addition to the CRA approval we received, we are required to secure the approval of the Michigan Bureau of Fire Services (“BFS”). Unfortunately, after receiving the CRA pre-approval for the property, the attorney for the Township sent an email to the CRA indicating the facility was not in compliance with the Township requirements. We continue to try to work with the Township to establish a path forward but will continue to pursue a parallel track in litigation including a court ordered mediation process. Despite having to withdraw the application to the CRA, we have been able to continue the process with the BFS. The process was fairly involved and required justifying the level of the hazards as reasonable for operation. On November 4, 2022, we received an approval of our plans from BFS which is subject to a final physical inspection which will take place once we are finalizing the license.

On October 24, 2022, PW Marengo submitted an application to the Marengo Township Construction Board of Appeals (“CBA”) as another potential path towards the resolution of the dispute. The CBA is currently scheduled for November 21, 2022.

In May 2021, MillCann made a loan to Walsenburg Cannabis, LLC (“WC”) including a Framework Agreement whereby upon certain conditions, the loan would convert into a majority ownership position in WC under certain circumstances. During 2021 and 2022, WC harvested and sold crops but, unfortunately, the project was delayed and overbudget which caused financial strains. In addition, pricing in the Colorado cannabis market compressed dramatically in 2021 and has not recovered. Based on poor performance and in an effort to conserve resources, MillCann determined to stop funding additional operating losses at the Colorado cultivation facility in June, 2022 and the facility ceased operations. MILC is currently evaluating alternatives for capital recovery and also might consider resuming operations in the future based on the market environment. MILC has written off $1,505,898 as a bad debt expense based on uncertainty around recovery of its investment.

In June, 2021, MillCann committed to invest in a 9.35-acre property in Vinita, OK which has 40,000 square feet of greenhouse and related space and approximately 100,000 square foot outdoor growing area. During 2021, VC harvested and processed its first crops and sales began in the first quarter of 2022. MillCann invested in VC through a preferred equity interest that is structured to receive a full return of invested capital plus a 12.5% preferred return after which MillCann has an 82.0% ownership stake. The remaining subordinated ownership is held by former members of the management team of VC. The price for wholesale cannabis in the Oklahoma market has compressed dramatically from historical prices which has had a negative impact on project performance. At the end of September, 2022, in an effort to conserve resources, MillCann determined to stop funding additional operating losses at the Vinita cultivation facility and the facility ceased operations. MILC has taken a write off of its investment as a bad debt expense based on uncertainty around recovery of its investment during Q3 2022.

Activated Carbon

Millennium HI Carbon, LLC (“MHC”) is a wholly owned subsidiary that acquired an activated carbon plant in Hawaii (the “Hawaii Plant”) that was intended to produce a very high-grade form of Activated Carbon for the production of ultracapacitors which are an advanced electrical storage device. During the first half of 2019, MHC concluded that the Hawaii Plant was not capable of producing consistent results and has made efforts to minimize overhead and cash drain while it seeks a strategic alternative for the Hawaii Plant. Effective December 31, 2021, MILC determined to write off $2,765,000, the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. MILC considers this asset held for sale. We have entered into a Purchase Agreement that was scheduled to close by September 30, 2022 with a sales price of $3 million. The scheduled closing has been extended and the purchase price was increased to $3.2 million. There can be no assurance as to when or if this transaction will close.

MillCarbon is a wholly owned subsidiary that has developed a novel method for the sustainable production of biochar and activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky. This project has proven that it can produce either biochar and/or activated carbon from a waste stream generated by bourbon distilleries (“Stillage”). The bourbon industry in Kentucky generates in excess of 1 Billion gallons of Stillage annually which represents a significant disposal and environmental problem. We believe our technology represents a sustainable approach to relative to traditional methods which include mining coal for the production of Activated Carbon which has a very high carbon footprint. The plant has now completed over 230 batches that have produced Activated Carbon, Biochar, and Horticultural Vinegar. MillCarbon believes it has proven itself at the pilot scale level and is evaluating scaling up the plant to process approximately 10 million gallons per year by making incremental investments. The experience with the expanded plant would allow us to evaluate the construction of a large-scale plant based on the technology it has developed. We also believe this process can be replicated to address disposal issues from other carbon dense waste streams.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes included in our latest Annual Report on Form 10-K file with the SEC on March 15, 2022.

Principles of Consolidation

The accompanying consolidated financial statements of MILC include the accounts of the Company and its wholly owned subsidiaries as follows:

●	Millennium Carbon LLC
●	Millennium HI Carbon LLC
●	Millennium Cannabis, LLC
●	Millennium HR LLC
●	Marengo Cannabis LLC (wholly-owned subsidiary of Millennium Cannabis, LLC)

All intercompany balances have been eliminated in consolidation.

Walsenburg Cannabis LLC (“WC”) WC was previously accounted for as consolidated in the financial statements of MILC as a variable interest entity (“VIE”). MillCann had issued capital to WC in the form of a convertible loan for its business operations as MILC was in the process of obtaining regulatory approvals for holding cannabis licenses in Colorado. Upon receiving regulatory approval, it was contemplated that the loan would convert into a majority preferred equity interest in WC that would receive a full return of invested capital plus a 12.5% preferred return, after which MillCann would have an 83.5% ownership stake. Given the poor performance at the cultivation facility and MILC’s withdrawal of its application for approval for cannabis licensing in Colorado, WC is no longer considered a VIE as of June 30, 2022, and was deconsolidated. As previously disclosed, MillCann has not received its return of capital and preferred return, has stopped funding additional funds to WC and has taken a bad debt expense of $1,505,898 in Q2 2022, in order to write off the loan.

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

The following table sets forth the computation of basic loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Loss from Continuing Operations	$(1,850,340)	$(1,209,560)	$(7,926,676)	$(2,237,674)
Loss from Discontinued Operations	$(4,533,941)	$(191,820)	$(6,170,973)	$(274,358)
Net Loss	$(6,384,281)	$(1,401,380)	$(14,097,649)	$(2,512,032)

Weighted average shares - basic	10,993,292	10,959,814	10,970,973	10,959,814
Dilutive effect of options	-	-	-	-
Adjusted weighted average shares - diluted	10,993,292	10,959,814	10,970,973	10,959,814

Net loss per share from continuing operations - basic and diluted	$(0.17)	$(0.11)	$(0.72)	$(0.20)
Net loss per share from discontinued operations - basic and diluted	$(0.41)	$(0.02)	$(0.56)	$(0.03)

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

Depreciation expense for the nine months ended September 30, 2022, and 2021 was $21,489 and $1,956, respectively. Depreciation expense for the nine months ended September 30, 202 and 2021 for discontinued operations is $0 and $363, respectively.

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate their carrying amount may not be recoverable in accordance with FASB ASC Topic 360, Impairment or Disposal of Long-Lived Assets. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount, if any, exceeds its fair value. For the nine months ended September 30, 2022 and 2021, MILC incurred an impairment charge in VinCann LLC of $53,556 and Millennium Produce of $202,087 related to the write off of property, plant and equipment for discontinued operations.

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

As of September 30, 2022, the Company had an accumulated deficit of $64,581,541 and negative working capital of $4,158,778. Additionally, the Company had recurring losses and negative cashflow from operations. These adverse conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. In order to support the Company’s ongoing operations, the Company entered into a credit facility with an affiliate of David H. Lesser, our Chairman and CEO which is payable in full on December 31, 2022. As of September 30, 2022, the Company has borrowed $1,925,060 pursuant to this facility.

Although the Company believes its cash available as of September 30, 2022, potential tax refunds from withholding taxes in India related to the sales of securities, and the potential for the sale of its Hawaii asset may be sufficient to fund operations and commitments for twelve months from the date of the filing of this Quarterly Report on Form 10-Q, however, management has concluded the uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Finished goods inventory is initially valued at cost and subsequently at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving or poor product quality by considering factors such as inventory levels and forecasted sales demand. Any identified excess, slow moving and poor-quality inventory is written down to its net realizable value through a charge to cost of goods sold. During Q2 2022, we wrote off all inventory at WC and during Q3 2022 we wrote off all inventory at VC and Millennium Produce. As of September 30, 2022, MILC has $114,991 of raw materials inventory at MC. For the nine months ended September 30, 2022 and 2021, $534,958 and $0, respectively were expensed through cost of goods sold related to impairment of inventory for discontinued operations.

Leases

The Company accounts for leases as required by ASC Topic 842. The guidance requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding leasing arrangements. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We determine if an arrangement is a lease at inception. As of Q3 2022, the company has eliminated the accounting treatment for the leases for VC and Millennium Produce which are in default.

Accounting for Discontinued Operations

We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets. When an asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” The FASB has issued authoritative guidance that raises the threshold for disposals to qualify as discontinued operations. Under this guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date.

As of September 30, 2022, the following are considered discontinued operations and will be reported separately for the nine months ended September 30, 2022 and 2021:

●	Millennium Produce of Nebraska LLC
●	VinCann LLC

On April 1, 2022, MILC announced that it was expanding its sustainable greenhouse cultivation activities by establishing its first food related operations. Capitalization of Millennium Produce was established from a $3 million non-recourse loan with a fixed interest rate of 1.5% and a four-year term from the firm that was retained to handle the sale and distribution of the tomato crop. The loan is secured by Furniture, Fixtures, and Equipment, which was purchased by Millennium Produce with an indicated value of $150,000, as well as crops. The environment for tomato cultivation has been challenging with supply chain problems and costs increasing but tomato prices staying relatively low. Millennium Produce successfully grew a significant crop of tomatoes and generated revenue during Q3 2022 but does not anticipate any further revenues during Q4 2022. In September 2022 the crop was terminated, the loan was placed into default and Millennium Produce ceased operations.

VinCann LLC (“VC”) was previously accounted for as consolidated in the financial statements of MILC. MillCann invested in VC in the form of a preferred equity interest that would receive a full return of invested capital plus a 12.5% preferred return, after which MillCann would have an 82.0% ownership stake. As of September 30, 2022, MillCann has stopped funding VC and has taken a charge of $57,625 during Q3 2022 to write-off of its investment and is accounting for VC as a discontinued operation.

Assets and Liabilities Held for Sale

Our Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our consolidated balance sheet. Refer to Note 7.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation in order to reflect the discontinued operations of VC and Millennium Produce. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

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

As of September 30, 2022, MILC does not have any entities that are considered a VIE.

Impact of New Accounting Standards

The Company has evaluated all recent accounting pronouncements and believes either they are not applicable or that none of them will have a significant effect on the Company’s financial statements

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation and impairment and is comprised of the following:

	September 30,	December 31,
	2022	2021

Machinery and Equipment	$472,814	$393,314
Furniture and Fixtures	2,693	32,141
Office Equipment	916	6,773
	476,423	432,228
Less: accumulated depreciation	(26,960)	(8,985)
Property and equipment, net of depreciation	$449,463	$423,243

As of September 30, 2022, the Company’s Property, Plant and Equipment consisted of Activated Carbon production machinery and equipment at the MillCarbon pilot plant in Kentucky and machinery and equipment, furniture and fixtures and office equipment at MC. Property, plant and equipment as of September 30, 2022 included the HI asset that was never commercially operational and therefore did not incur a depreciation expense. Effective December 31, 2021, MILC determined to write off $2,765,000, the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. Depreciation expense for the nine months ended September 30, 2022, and 2021 was $21,489 and $1,956, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 for discontinued operations is $0 and $363, respectively. VinCann LLC wrote off $53,556 and Millennium Produce wrote off $202,087 in PPE related to discontinued operations.

4. INVENTORY

The Company’s inventories include the following:

Millennium Cannabis

	September 30,	December 31,
	2022	2021
Raw Material: Grow Supplies	$114,991	$246,310
Work in Progress: Plants	-	388,879
Finished Goods: Trim	-	257,981
Finished Goods: Flower	-	229,840
	$114,991	$1,123,010

During Q2 2022, we wrote off all inventory at WC and during Q3 2022 we wrote off all inventory at VC and Millennium Produce. As of September 30, 2022, MILC has $114,991 of raw materials inventory at MC. For the nine months ended September 30, 2022 and 2021, $534,958 and $0, respectively were expensed through cost of goods sold related to impairment of inventory for discontinued operations.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

A contract is or contains a lease if the contract conveys the right to control the use of identified property (an identified asset) for a period of time in exchange for consideration.

As of September 30, 2022, the Company, through subsidiaries, has entered into four operating leases:

●	A ground lease located in Hawaii for the purpose of acquiring an activated carbon plant with 12.67 years remaining and three options to renew for an additional 10 years. A right-of-use asset and lease liability of $1,462,062 was recognized on January 1, 2020. As of September 30, 2022, and December 31, 2021, the right-of-use asset is $1,315,084 and $1,353,880 and the corresponding lease liability is $2,667,775 and $2,564,445, respectively, which includes rent payable and is considered as held for sale on the Condensed Consolidated Balance Sheet.

●	An operating lease entered into on June 11, 2021, for land, greenhouses and auxiliary/processing facilities approved for cannabis cultivation located in Oklahoma with a 20-year term. Due to a cash flow issues, rent payments were not made during the Q2 and Q3 of 2022 and the lease is in default. The security deposit of $176,000 previously paid to the landlord was used as rent and the lease has been eliminated for accounting purposes.

●	An operating lease entered into on September 3, 2021, with a lease amendment on November 2, 2021 for land, greenhouse and auxiliary/processing facilities approved for cannabis cultivation located in Michigan with a 20-year term and two options to renew for an additional 5 years. On June 24, 2022, the lease and amendment were once again amended to restructure the monthly rent payments over the course of the lease whereby lease payments will begin on January 1, 2023. The lease has 18.92 years remaining with a discount rate of 14% and the Company recognized a right-of-use asset and lease liability of $29,114,595 during the third quarter of 2021, but as of June 30, 2022, has been adjusted to reflect the new combined lease amendment. As of September 30, 2022, and December 31, 2021, the right-of-use asset is 32,217,224 and $34,057,265 and the corresponding lease liability is $37,763,830 and $33,319,590, respectively.

●	An operating lease entered into on April 1, 2022, for land, greenhouses and auxiliary/processing facilities focused on the cultivation of food crops located in Nebraska with a 10-year term. Due to a cash flow issues, rent payments will not be made and the lease is in default. The security deposit of $193,000 previously paid to the landlord was used as rent and the lease has been eliminated for accounting purposes.

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

As of September 30, 2022, MillCann no longer has any finance leases for equipment which was used within the operations of cultivating cannabis at WC and VC which have been eliminated from our accounting.

As of September 30, 2022, the scheduled lease payments are as follows:

Operating Leases
2022 (Three Months Remaining)	$-
2023	6,401,984
2024	8,535,979
2025	10,669,974
2026	3,910,411
Thereafter	72,880,512
Total Lease Payments	102,398,860
Less: Imputed Interest	64,635,030
$37,763,830

For the nine months ended September 30, 2022, and 2021, the operating lease costs were as follows:

	Nine Months Ended September 30,
Total Operating Lease Expense	2022	2021
Operating Lease Expense (HI)
Amortization of ROU assets - (HI)
Operating Lease Expense - Millennium Cannabis	3,948,734	190,449
Amortization of ROU assets - Millennium Cannabis	168,812	409,824

Total Operating Lease Expense	$4,117,546	$600,273

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

Millennium Produce is currently subject to a lawsuit related to a $3 million non-recourse loan as well as from a company which provided contract labor. Millennium Produce also has other accounts payable that it currently cannot satisfy. These obligations are the responsibility of Millenniem Produce and are non-recourse to the Company.

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

6. DISCONTINUED OPERATONS

VinCann LLC

In June, 2021, MillCann committed to invest in a 9.35-acre property in Vinita, OK which has 40,000 square feet of greenhouse and related space and approximately 100,000 square foot outdoor growing area. The price for wholesale cannabis in the Oklahoma market has compressed dramatically from historical prices which has had a negative impact on project performance. At the end of September, 2022, MillCann determined to stop funding additional operating losses at the Vinita cultivation facility and the facility ceased operations. MILC has taken a write off of its investment as a bad debt expense based on uncertainty around recovery of its investment during Q3 2022.

Millennium Produce of Nebraska LLC

On April 1, 2022, MILC announced that it was seeking to expand its sustainable greenhouse cultivation activities by establishing its first food related operations. Capitalization of Millennium Produce was established from a $3 million non-recourse loan with a fixed interest rate of 1.5% and a four-year term from the firm that was retained to handle the sale and distribution of the tomato crop. The loan is secured by Furniture, Fixtures, and Equipment, which was purchased by Millennium Produce with an indicated value of $150,000, as well as crops. The environment for tomato cultivation was challenging with supply chain problems and costs increasing but tomato prices staying relatively low. Millennium Produce successfully grew a significant crop of tomatoes and generated revenue during Q3 2022 but does not anticipate any further revenues during Q4 2022. In September 2022 the crop was terminated, the loan was placed into default and Millennium Produce ceased operations.

A breakdown of the discontinued operations is presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Vincann LLC
Revenue	$110,803	$-	$397,387	$-
Cost of goods sold	996,842	-	2,489,464	-
Gross Loss	(886,039)	-	(2,092,077)	-

Operating Expenses
General & administrative expenses	31,488	66,180	104,977	106,838
Lease expense - Millennium Cannabis (OK)	-	125,640	-	167,520

Net Operating Loss	$(917,527)	$(191,820)	$(2,197,054)	$(274,358)

Millennium Produce LLC
Revenue	$741,342	$-	$741,342	$-
Cost of goods sold	3,577,987	-	3,577,987	-
Gross Loss	(2,836,645)	-	(2,836,645)	-

Operating Expenses
General & administrative expenses	213,354	-	288,587	-
Lease expense - Millennium Produce (NE)	274,848	-	549,696	-
Total Operating Expenses	488,202	-	838,283	-

Other Expense
Interest expense	7,120		14,544
Total Other Income	7,120	-	14,544	-

Net Operating Loss	$(3,331,967)	$-	$(3,689,472)	$-

Aggregate net loss from discontinued operations	(4,249,494)	(191,820)	(5,886,526)	(274,358)
Aggregate loss from discontinued operations	(284,447)	-	(284,447)	-

Net Loss from Discontinued Operations	$(4,533,941)	$(191,820)	$(6,170,973)	$(274,358)

Assets and liabilities of discontinued operations included the following:

	September 30, 2022	December 31, 2021
	(Unaudited)

Cash	$12,475	$9,668
Inventory - Millennium Cannabis	-	985,274
Other current assets	-	1,608
Total current assets- discontinued operations	12,475	996,550

Property, plant and equipment	-	59,857
Security deposits	-	181,855
Right of use assets - Millennium Cannabis	-	3,651,231
Right of use assets - finance leases	-	14,910
Total other assets- discontinued operations	-	3,907,853

Accounts payable and accrued expenses -discontinued operations	1,042,304	543
Total accounts payable and accrued expenses -discontinued operations	1,042,304	543

Lease liability - Millennium Cannabis	-	3,944,391
Lease liability - finance leases	-	14,931
Total long-term liabilities - discontinued operations	-	3,959,322

7. ASSET HELD FOR SALE

We entered into an agreement in August, 2022 to sell our activated carbon plant in Hawaii. The Company has aggregated and classified the assets and liabilities of this business as held for sale in our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. The assets and liabilities of businesses held for sale were as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)

Cash	$185	$483,014
Prepaid Insurance	3,912	47,616
Total current assets- held for sale	4,097	530,630

Security deposits	5,000	5,000
Right of use assets - Millennium HI Carbon	1,315,084	1,353,880
Total other assets- held for sale	1,320,084	1,358,880

Current liabilities
Accounts payable and accrued expenses	374,501	241,954
Lease liability - Millennium HI Carbon	31,674	29,395
Total current liabilities - held for sale	406,175	271,349

Long-term liabilities
Lease liability - Millennium HI Carbon	2,636,101	2,535,050
Total long-term liabilities - held for sale	2,636,101	2,535,050

8. LINE OF CREDIT – AFFILIATE

The Company has entered into a credit facility with an affiliate of David H. Lesser, our Chairman and CEO on March 16, 2022, which provides cash to fund the capital needs of the company with a quarterly variable interest rate as determined by the Special Committee – Related Party Transactions of 0% for 1Q2022, 5% for 2Q2022, 7% for 3Q2022 and 9% for 4Q2022. The credit facility carries a default rate of 16% if not paid in full by maturity date. The Company has the right to prepay amounts outstanding at any time prior to maturity of the Credit Facility without any prepayment penalty and the credit facility matures on December 31, 2022. As of September 30, 2022 and December 31, 2021, the amount drawn on the credit facility is $1,914,714 (total drawn is $1,925,060 net of $10,346 of capitalized debt costs which are being amortized over the life of the financing) and $0, respectively, with accrued interest related to the loan of $33,104 and $0, respectively

9. DEBT

On March 31, 2022, Millennium Produce secured a $3 million non-recourse loan with a fixed interest rate of 1.5% and a four-year term and fully amortizes over the life of the loan with monthly payments. The loan received a security interest in Furniture, Fixtures, and Equipment, as well as crops of Millennium Produce. As of September 30, 2022, Millennium Produce wound down operations and the balance of the loan was $2,498,849 (not including default interest and other costs). In October, 2022, the lender completely removed certain collateral based on its security interest. The Company does not believe it has exposure to this loan since it is non-recourse to the Company.

10. COMMON STOCK

The Company’s Certificate of Incorporation currently authorizes the issuance of 30,000,000 shares of common stock and 5,000 shares of preferred stock, each with a par value of $0.0001 per share. The total shares outstanding as of September 30, 2022, is 10,999,814.

In November 2013, the Company’s Board of Directors authorized a buyback of up to 800,000 shares of its common stock. Buybacks will be made from time to time based on the view of the Company of its trading price relative to its underlying value and subject to compliance with applicable legal requirements. No buybacks were made during the three months ended September 30, 2022.

11. EQUITY AND LONG-TERM COMPENSATION

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

Summary of Stock Based Compensation Activity – Options

On July 15, 2022, the Company granted non-qualified stock options (“options”) to acquire 247,500 shares of common stock at a price of $.50 to its CEO, independent Directors and a consultant. The term of each option is 10 years. The options vest over three years as follows: in a series of thirty-six (36) equal monthly installments measured from the Vesting Commencement Date on the same date of the month as the Vesting Commencement date.

The Company accounts for share-based payments using the fair value method. We recognize all share-based payments in our financial statements based on their grant date fair values and market closing price, calculated using the binomial option pricing model.

The following assumptions were made to estimate fair value:

Expected Volatility	114%
Expected Dividend Yield	0%
Expected Term (in years)	5.0
Risk Free Rate	2.66%
Estimate of Forfeiture Rate	18.7%

The Company uses historical data to estimate dividend yield and volatility and the “simplified method” as described in the SEC Staff Accounting Bulletin #110 to determine the expected term of the option grants. The risk-free interest rate for the expected term of the options is based on the U.S. treasury yield curve on the grant date. The Company does not have historical data of forfeiture, and as a policy, has used an appropriate estimate of the forfeiture rate in calculating unrecognized share-based compensation expense. Compensation expenses may be adjusted if the actual forfeiture rate differs from this assumption.

The summary of stock-based compensation activity for the nine months ended September 30, 2022, with respect to the Trust’s stock options, is as follows:

Summary of Activity - Options

		Weighted
	Number of	Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Balance as of December 31, 2021	-	-	-
Plan Awards	247,500	$0.50	102,555
Options Exercised	-	-	-
Balance as of September 30, 2022	247,500	0.50	102,555
Options expected to vest September 30, 2022	13,750	0.50	5,697
Options exercisable as of September 30, 2022	13,750	0.50	5,697

The weighted average remaining term of the options is 9.79 years.

Summary of Stock Based Compensation Activity – Restricted Stock

On July 15, 2022, the Company granted 40,000 shares of restricted stock to its Independent Directors at $.50 a share The restricted stock vests over four quarters beginning in 3Q22 and is valued based on the market price of the common stock on the grant date.

The summary of stock-based compensation activity for the nine months ended September 30, 2022, with respect to the Trust’s restricted stock, was as follows:

Summary of Activity - Restricted Stock

	Number of	Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance as of December 31, 2021	-	-
Plan Awards	40,000
Restricted Stock Vested	(10,000)	0.22
Balance as of September 30, 2022	30,000	0.50

Stock-based Compensation

During the nine months ended September 30, 2022, the Company recorded approximately $9,527 of non-cash expense related to restricted stock and options granted compared to $0 for the nine months ended September 30, 2021. As of September 30, 2022, there was approximately $92,029 of total unrecognized share-based compensation expense, which expense will be recognized through the third quarter of 2025. The Company does not currently have a policy regarding the repurchase of shares on the open market related to equity awards and does not currently intend to acquire shares on the open market.

12. RELATED PARTY TRANSACTIONS

Commencing September 2016, the Board approved payment to an entity affiliated with the CEO of the Company, Mr. Lesser, to reimburse such entity for accounting and administrative functions at a rate of $750 per month for each of Millennium Sustainable Ventures Corp. and Millennium HI Carbon LLC. On October 1, 2021, the Board of Directors approved an increase to $5,000 ($750 from MHC, $1,250 from MILC and $3,000 from MillCann) a month due to the increase in administrative and accounting support needed for the new focus of cannabis cultivation. During the three and nine months ended September 30, 2022, the total amount expensed to such affiliate was $15,000 and $45,000, and during the three and nine months ended September 30, 2021, the total amount expensed to such affiliate was $19,500 (a one-time charge of $15,000 was incurred for accounting work related to the conversion into a 1940 Act Company) and $28,500, respectively. As of September 30, 2022, $20,750 is included in accounts payable related to this expense.

The Company has hired Morrison Cohen, LLP (“MoCo”) as its legal counsel with respect to general corporate matters. The spouse of the Company’s CEO is a partner at MoCo. During the nine months ended September 2022 and 2021, the Company paid $0 to MoCo. There is no outstanding balance as of September 30, 2022.

As of September 30, 2022, MC has a long-term lease for a greenhouse cultivation property that is owned by a subsidiary of Power REIT (Ticker: PW and PW.PRA). David Lesser is the Chairman and CEO of both MILC and Power REIT.

WC, previously consolidated into MILC financial reports as a VIE based on the investment structured as a loan which was, under certain circumstances, convertible into a majority ownership position by Millennium Cannabis, as of September 30, 2022, is not included in the condensed consolidated financial reports and a bad debt expense of $1,505,898 was incurred in the second quarter, 2022 and is included in the accompanying condensed consolidated statements of operations.

The Company has entered into a credit facility with an affiliate of David H. Lesser, our Chairman and CEO on March 16, 2022, which provides cash to fund the capital needs of the company with a quarterly variable interest rate as determined by the Special Committee – Related Party Transactions of 0% for 1Q2022, 5% for 2Q2022, 7% for 3Q2022 and 9% for 4Q2022. The credit facility carries a default rate of 16% if not paid in full by maturity date. The Company is recording interest using an average interest rate on a straight-line basis. The credit facility matures on December 31, 2022. As of September 30, 2022, and December 31, 2021, the amount drawn on the credit facility is $1,925,060 and $0, respectively.

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

13. SEGMENT INFORMATION

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

As of September 30, 2022, MILC businesses are organized, managed and internally reported as two reportable segments. The reportable segments are determined based on the difference in the product produced. The cannabis cultivation segment, MillCann, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (“CEA”) in the form of greenhouses and is seeking to finalize licensing for a 550,000 square foot greenhouse located in Michigan. The carbon segment, MillCarbon, has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries.

The following information as of September 30, 2022 is presented net of discontinued operations. For more information see Note 6:

Segment Reporting - Continuing Operations

	Cultivation
Nine Months Ended September 30, 2022	Cannabis	Carbon	Corporate	Total

Revenue	128,000	-	-	128,000
Depreciation	(21,489)	-	-	(21,489)
Net loss of continuing operations	(6,729,649)	(675,485)	(521,540)	(7,926,674)
Capital expenditures	59,787	119,090	-	178,877
Identifiable assets	33,250,133	1,660,205	56,674	34,967,012

	Cultivation
Nine Months Ended September 30, 2021	Cannabis	Carbon	Corporate	Total

Revenue	-	-	-	-
Depreciation	(1,956)	-	-	(1,956)
Net loss of continuing operations	(960,219)	(600,877)	(676,578)	(2,237,674)
Capital expenditures	34,025	242,062	-	276,087
Identifiable assets	39,847,611	4,607,634	3,476,954	47,932,199

14. SUBSEQUENT EVENTS

On November 4, 2022, MILC received notification of a tax refund from India for taxes withheld related to prior sales of securities and is currently working to finalize receipt of the proceeds. The amount is approximately $500,000. This represents one of two potential refunds that MILC has been pursuing. The other refund is approximately $750,000. There can be no assurance as to the amount of the timing of the second tax refund.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Millennium Sustainable Ventures Corp., formerly known as Millennium Investment & Acquisition Co. Inc., formerly known as Millennium India Acquisition Company, Inc. (“MILC”, “we”, “our”, the “Company”) is focused on the “Triple Bottom Line” and a commitment to Profit, Planet and People and is currently operations in two segments: sustainable cultivation of cannabis in greenhouses and sustainable production of activated carbon.

As of September 30, 2022, MILC has two areas of focus and conducts business in two operating segments as follows:

1.	Sustainable cultivation of cannabis in greenhouses
2.	Sustainable production of Activated Carbon

Greenhouse Cultivation of Cannabis

Millennium Cannabis LLC (“MillCann”), our wholly owned subsidiary, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (“CEA”) in the form of greenhouses. MillCann is currently focused securing cannabis licensing for a 550,000 square foot greenhouse facility in Michigan that is leased from a subsidiary of Power REIT (NYSE AMEX: PW and PW.PRA). David Lesser is Chairman and CEO of Power REIT and also Chairman and CEO of MILC. MILC’s affiliation with Power REIT can provide efficient access to capital allowing MillCann to become a sustainable high-quality, low-cost producer of cannabis.

On September 9, 2021, a wholly owned subsidiary of MillCann, Marengo Cannabis LLC (“MC”) entered into a 20-year lease (the “MarCann Lease) with a subsidiary of Power REIT for approximately 12 acres that includes a 556,416 square foot state-of-the-art greenhouse cultivation facility which is located in Marengo County, Michigan (the “MC Property”). As part of the MarCann Lease, the lessor has agreed to fund the rehabilitation and upgrading of the existing improvements.

We believe that once operational, this would be the largest cannabis cultivation facility in Michigan and one of the largest greenhouse cannabis cultivation facilities in the United States. We believe that given the scale of the project combined with the fact that it is a greenhouse will position MC, to compete very as a low-cost producer of high-quality cannabis. This is especially important as prices for cannabis in most markets have significantly compressed recently.

As previously disclosed, cannabis licensing is delayed based on a lack of cooperation from Marengo Township where the property is located. As part of securing cannabis licenses from the Michigan Cannabis Regulatory Agency (“CRA”), a Certificate of Occupancy (“CO”) must be submitted where applicable. Pursuant to the Marengo Township zoning map, the Property is zoned Agricultural and was given a Marijuana Overlay, which according to the Marengo Township Ordinance does not change the underlying zoning. As such, the Property does not require a CO and the CRA agreed in writing to accept a simple two sentence letter (the “CO Letter”) as an alternative to providing a CO. PW Marengo pursued the agreed upon CO Letter from Marengo Township which was initially unwilling to cooperate which ultimately led to the initiation of two litigations against Marengo Township.

After commencement of the litigation process, we ultimately secured the CO Letter from the Marengo Township Supervisor confirming that the property does not need a CO. The CO Letter is in the form that the CRA previously agreed to accept. Based on the receipt of the CO Letter, the CRA licensing process moved forward and on August 9, 2022, CRA performed a pre-licensure inspection and identified that no deficiencies existed. In addition to the CRA approval we received, we are required to secure the approval of the Michigan Bureau of Fire Services (“BFS”). Unfortunately, after receiving the CRA pre-approval for the property, the attorney for the Township sent an email to the CRA indicating the facility was not in compliance with the Township requirements which resulted in a withdrawal of the application to CRA which can be re-submitted once the issues with Marengo Township are resolved. Despite having to withdraw the application to the CRA, we have been able to continue the process with the BFS. The process was fairly involved and required justifying the level of the hazards as reasonable for operation. On November 4, 2022, we received an approval of our plans from BFS which is subject to a final physical inspection which will take place once we are finalizing the license.

We continue to try to work with the Township to establish a path forward but will continue to pursue a parallel track in litigation including a court ordered mediation process.

In May 2021, MillCann made a loan to Walsenburg Cannabis, LLC (“WC”) including a Framework Agreement whereby upon certain conditions, the loan would convert into a majority ownership position in WC under certain circumstances. During 2021 and 2022, WC harvested and sold crops but, unfortunately, the project was delayed and overbudget which caused financial strains. In addition, pricing in the Colorado cannabis market compressed dramatically in 2021 and has not recovered. Based on poor performance and in an effort to conserve resources, MillCann determined to stop funding additional operating losses at the Colorado cultivation facility in June, 2022 and the facility ceased operations. MILC is currently evaluating alternatives for capital recovery and also might consider resuming operations in the future based on the market environment. MILC has written off $1,505,898 as a bad debt expense based on uncertainty around recovery of its investment.

In June, 2021, MillCann committed to invest in a 9.35-acre property in Vinita, OK which has 40,000 square feet of greenhouse and related space and approximately 100,000 square foot outdoor growing area. During 2021, VC harvested and processed its first crops and sales began in the first quarter of 2022. MillCann invested in VC through a preferred equity interest that is structured to receive a full return of invested capital plus a 12.5% preferred return after which MillCann has an 82.0% ownership stake. The remaining subordinated ownership is held by former members of the management team of VC. The price for wholesale cannabis in the Oklahoma market has compressed dramatically from historical prices which has had a negative impact on project performance. At the end of September, 2022, MillCann determined to stop funding additional operating losses at the Vinita cultivation facility and the facility ceased operations. MILC has will take a write off of its investment as a bad debt expense based on uncertainty around recovery of its investment during Q3 2022.

Activated Carbon

Millennium HI Carbon, LLC (“MHC”) is a wholly owned subsidiary that acquired an activated carbon plant in Hawaii (the “Hawaii Plant”) that was intended to produce a very high-grade form of Activated Carbon for the production of ultracapacitors which are an advanced electrical storage device. During the first half of 2019, MHC concluded that the Hawaii Plant was not capable of producing consistent results and has made efforts to minimize overhead and cash drain while it seeks a strategic alternative for the Hawaii Plant. Effective December 31, 2021, MILC determined to write off $2,765,000, the remaining value of the HI asset for accounting purposes given that the plant is dormant and there is uncertainty around a business plan for this asset. We have entered into a Purchase Agreement that was scheduled to close by September 30, 2022 with a sales price of $3 million. The scheduled closing has been extended and the purchase price was increased to $3.2 million. There can be no assurance as to when or if this transaction will close.

MillCarbon is a wholly owned subsidiary that has developed a novel method for the sustainable production of biochar and activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky. This project has proven that it can produce either biochar and/or activated carbon from a waste stream generated by bourbon distilleries (“Stillage”). The bourbon industry in Kentucky generates in excess of 1 Billion gallons of Stillage annually which represents a significant disposal and environmental problem. We believe our technology represents a sustainable approach to relative to traditional methods which include mining coal for the production of Activated Carbon which has a very high carbon footprint. The plant has now completed over 230 batches that have produced Activated Carbon, Biochar, and Horticultural Vinegar. MillCarbon believes it has proven itself at the pilot scale level and is evaluating scaling up the plant to process approximately 10 million gallons per year by making incremental investments. The experience with the expanded plant would allow us to evaluate the construction of a large-scale plant based on the technology it has developed. We also believe this process can be replicated to address disposal issues from other carbon dense waste streams.

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

During 2020, MILC announced that it was seeking to de-register as an Investment Company that is regulated under Investment Company Act of 1940 (the “1940 Act”). As previously announced, MILC has completed the liquidation of its sole investment in securities - its investment in SMC and plans to invest the proceeds in operating businesses. On October 14, 2020, shareholders approved a proposal to change the nature of the Company’s business from a registered investment company under the 1940 Act to a holding company that focuses primarily on owning and operating businesses (collectively, the “Deregistration Proposal”). On March 1, 2021, as amended on May 11, 2021, December 9, 2021, and January 21, 2022, the Company filed an application pursuant Section 8(f) of the Investment Company Act of 1940 for an Order Declaring that MILC has Ceased to be an Investment Company (the “Deregistration Order”). On February 2, 2022, the SEC issued a notice that it was commencing the 25-day public review period in response to MILC’s application. On February 28, 2022, MILC received the Deregistration Order declaring that is has ceased to be an Investment Company. Consequently, the financial statements presented in this Report on Form 10-Q are presented in accordance with the reporting requirements under the Securities Exchange Act of 1934, as amended.

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

The Company has identified its reportable segments and, for each period for which a statement of operations is presented, discloses certain information, separately by reportable segment, relative to the segment industries. As of September 30, 2022, MILC businesses are organized, managed and internally reported as two reportable segments. The reportable segments are determined based on the difference in the product produced. The cannabis cultivation segment, MillCann, is focused on a sustainable approach to cannabis cultivation through Controlled Environmental Agriculture (“CEA”) in the form of greenhouses and is seeking to finalize licensing for a 550,000 square foot greenhouse located in Michigan. The carbon segment, MillCarbon, has developed a novel method for the sustainable production of activated carbon and has constructed a proof-of-concept pilot-scale plant in Kentucky to produce activated carbon from a waste stream generated by Bourbon distilleries.

We regularly review underperforming assets to determine if a sale or disposal might be a better way to monetize the assets. When an asset group is considered for sale or disposal, we review the transaction to determine if or when the entity qualifies as a discontinued operation in accordance with the criteria of FASB ASC Topic 205-20 “Discontinued Operations.” The FASB has issued authoritative guidance that raises the threshold for disposals to qualify as discontinued operations. Under this guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. As of September 30, 2022, VC and Millennium Produce discontinued operations and will be reported separately for the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, the Company’s Property, Plant and Equipment consisted of Activated Carbon production machinery and equipment at the MillCarbon pilot plant in Kentucky, machinery and office equipment at MC. Property, plant and equipment is carried at historical cost, net of depreciation and adjustments for impairment. The Company assesses the carrying value of its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Property, plant and equipment was never commercially operational and is now dormant for MHC and therefore has not incurred a depreciation expense on this asset and has since written off the asset. MILC recognized depreciation on its property, plant and equipment at its MC location on a straight-line basis over the useful life of five years.

Finished goods inventory is initially valued at cost and subsequently at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving or poor product quality by considering factors such as inventory levels and forecasted sales demand. Any identified excess, slow moving and poor-quality inventory is written down to its net realizable value through a charge to cost of goods sold. During Q2 2022, we wrote off all inventory at WC and during Q3 2022 we wrote off all inventory at VC and Millennium Produce.

Results of Operations – Continuing Operations

Three and Nine Months Ended September 30, 2022 and 2021:

Revenue

During the three months ended September 30, 2022 and 2021, the cultivation segment had $0 revenue with $0 cost of goods sold resulting from MILC ceasing cannabis operations in Oklahoma as well as its tomato cultivation operations in Nebraska and working towards securing licensing to commence operations in MI. There was no revenue or cost of goods sold for the carbon segment for the three-month periods ending 2022 and 2021.

During the nine months ended September 30, 2022, the cultivation segment’s revenue increased by $128,000 and cost of goods sold increased by $904,726 resulting in a gross loss of $776,726 compared to no revenue an no cost of goods sold during the nine months ended September 30, 2021. This was a result of MILC shifting its focus to cannabis cultivation and the expenses incurred to continue operations in the first half of 2022. There was no revenue or cost of goods sold for the carbon segment for the nine-month periods ending 2022 and 2021. The gross loss in 2022 is attributable, in part, to the compressed prices for cannabis and supply chain issues resulting in construction delays which, ultimately caused problems with the initial harvests.

Operating Expenses

During the three months ended September 30, 2022, MILC’s total operating expenses were $1,828,292 compared to $1,209,638 during the three months ended September 30, 2021. The increase of $618,654 was primarily related to an increase in lease expense of $740,465 for the cannabis cultivation segment, a decrease in general & administrative expense of $123,734 and an increase in professional fees of $1,923 related to the cannabis and activated carbon segments.

During the nine months ended September 30, 2022, MILC’s total operating expenses were $7,125,173 compared to $2,451,541 during the nine months ended September 30, 2021. The increase of $4,673,632 was primarily related to an increase in lease expense of $3,517,273 for the cannabis cultivation segment, an increase of $1,505,898 resulting from the bad debt expense for the WC loan write off, and an increase in general & administrative expense of $260,734 and professional fees of $23,038 related to the cannabis and activated carbon segments. The increased expenses above are offset by a decrease of $633,311 for a provision of tax receivable that was incurred in 2021.

Other Income/Expense and Net Loss

Other expense for the three months ended September 30, 2022 was $22,048 compared to other income of $78 during the three months ended September 30, 2021. The decrease of $22,126 was due to an increase in interest expense of $22,052 for the cannabis segment. As a result, consolidated net loss for MILC for the three months ended September 30, 2022 and 2021 was $1,850,340 compared to $1,209,638, respectively.

Other expense for the nine months ended September 30, 2022 was $24,777 compared to other income of $213,867 during the nine months ended September 30, 2021. The decrease of $238,644 was primarily due to a decrease in dividend income of $67,383 and an increase in interest expense of $33,104. For the activated carbon segment, there was a decrease in the PPP loan of $137,700 forgiveness, a decrease in other income of $183, and a decrease in interest income of $274. As a result, consolidated net loss for MILC for the nine months ended September 30, 2022 and 2021 was $7,926,676 compared to $2,237,674, respectively.

Liquidity and Capital Resources

Our cash totaled $24,801 as of September 30, 2022, compared to $1,623,291 as of December 31, 2021. The decrease of $1,598,490 is primarily from an increase in expenses in operating and investing activities due to the cannabis cultivation operations offset by loan proceeds related to the Company’s credit facility with an affiliate (Note 6) and the Company’s non-recourse loan (Note 8).

With the cash available as of September 30, 2022, the potential sales tax refunds, and the potential sale of its assets in Hawaii may be sufficient to fund our commitments, however, the Company may seek to raise funds through the sale of its securities or other capital sources as necessary.

Results of Operations – Discontinued Operations

VinCann, LLC

Net operating losses for the three and nine months ended September 30, 2022 are $917,527 and $2,197,054, respectively compared to $191,820 and $274,358 for the three and nine months ended September 30, 2021, respectively, with the increased expenses related to cost of goods sold in cultivating cannabis. A loss from discontinued operations was incurred on September 30, 2022 in the amount of $57,625 resulting in net operating loss from discontinued operations of $975,152 and $2,254,679 for the three and nine months ending on September 30, 2022, respectively.

Millennium Produce LLC

Net operating losses for the three and nine months ended September 30, 2022 are $3,331,967 and $3,689,472, respectively compared to $0 for the three and nine months ended September 30, 2021. A loss from discontinued operations was incurred on September 30, 2022 in the amount of $226,822 resulting in net operating loss from discontinued operations of $3,558,789 and $3,916,294 for the three and nine months ending on September 30, 2022, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and (to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, internal controls over financial reporting may not prevent or detect misstatements. The design and operation of a control system must also reflect that there are resource constraints and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls. Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting:

During the nine months ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2022, Power REIT’s wholly owned subsidiary, PW CanRe Marengo LLC (“PW Marengo”), filed a Complaint, Petition for Writ of Mandamus and Jury Demand against the Township of Marengo, Michigan (the “Complaint”). The Complaint was filed in the United States District Court – Western District of Michigan – Southern Division and the Case Number is: 1:22-cv-00321. The Complaint is an action for equitable, declaratory and injunctive relief arising out of Township’s false promises, constitutional violations by the Township’s deprivation of Plaintiffs’ civil rights through its refusal and failure to comply with its own ordinances and state law as well as a common dispute resolution mechanism. On April 7, 2022, the Trust filed a Motion for expedited trial and on April 21, 2022, the Township of Marengo, Michigan filed a reply brief related thereto. On June 6, 2022, the Township of Marengo, Michigan filed its answer to the Complaint. On July 5, 2022, the court held a status conference which required the parties to participate in a mediation to occur within 30 days. On August 1, 2022, PW Marengo filed a Stipulation dismiss the Complaint, but the parties have agreed to continue the court ordered mediation and extend the deadline for mediation while working to finalize an agreed upon mediator.

On June 30, 2022, PW Marengo, filed a Verified Complaint in the Court of Appeals/Circuit Court of Calhoun County Michigan, (the “Calhoun Complaint”) and the Case Number is 22-1760-AW. The Complaint is an action to compel the Township to allow PW Marengo to appear before the Marengo Township Zoning Board of Appeals (“ZBA”). On June 10, 2022, PW Marengo filed an application to the ZBA to secure an affirmation that, because the greenhouse property is zoned as Agricultural, it is exempt from requirements of seeking building permits and a Certificate of Occupancy. To date, the Township has refused to schedule such a meeting and on June 24, 2022, two representatives of the Township indicated that they were rejecting the application to the ZBA because the property is zoned agricultural and exempt from requiring a Certificate of Occupancy and therefore there is no reason to hold the meeting. Unfortunately, when pressed, the representatives were unwilling to put this in writing which we believe would have been sufficient to resolve the requirements for the State of Michigan cannabis licensing. PW Marengo was seeking documentation that is necessary to secure cannabis licenses from the State of Michigan which has agreed to accept in the form of a simple two sentence statement from Marengo Township that because the property is zoned Agricultural it is exempt from requiring a Certificate of Occupancy.

After commencement of the litigation process, we ultimately secured the CO Letter from the Marengo Township Supervisor confirming that the property does not need a CO. The CO Letter is in the form that the CRA previously agreed to accept. Based on the receipt of the CO Letter, the CRA licensing process moved forward and on August 9, 2022, CRA performed a pre-licensure inspection and identified that no deficiencies existed. In addition to the CRA approval we received, we are required to secure the approval of the Michigan Bureau of Fire Services (“BFS”). The BFS process is currently underway but there is no certainty as to the timing to complete this process. Unfortunately, after receiving the CRA pre-approval for the property, the attorney for the Township sent an email to the CRA indicating the facility was not in compliance with the Township requirements. Based on this, we once again sought to convene the ZBA which occurred on September 7, 2022. Unfortunately, the ZBA did not vote on what was requested in the application but rather “denied a change of zoning” which was not sought. Accordingly, on September 27, 2022, PW Marengo filed an appeal of the outcome of the ZBA in the Court of Appeals/Circuit Court for the County of Calhoun in the State of Michigan (Case Number 20222609AA).

On October 14, 2022, the Calhoun Complaint was amended in its entirety with a focus on securing the necessary cooperation from Marengo Township as well as seeking damages.

We continue to try to work with the Township to establish a path forward but will continue to pursue a parallel track in litigation including a court ordered mediation process.

On September 19, 2022, LLC, Six L’s LLC filed a Complaint/Petition against Millennium Produce of Nebraska, LLC for payment of past due amounts related to a $3 million loan. (the “Six L’s Complaint”). The Six L’s Complaint was filed in the District Court of Holt County Nebraska (Case Number: D36CI220000103).

On October 26, 2022, C&G AG, LLC filed a Complaint/Petition against Millennium Produce of Nebraska, LLC for payment of past due amounts related to providing contract labor. (the “C&G Complaint”). The C&G Complaint was filed in the District Court of Holt County Nebraska (Case Number: D36CI220000117).

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

Millennium Produce of Nebraska, LLC

Millennium Produce of Nebraska, LLC, a wholly owned subsidiary of the Company, shut down operations as of September 30, 2022. Millennium Produce is currently subject to a lawsuit related to a $3 million non-recourse loan as well as from a company which provided contract labor. Millennium Produce also has other accounts payable that it currently cannot satisfy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to the Registrant’s Statement on Form 1 (File No.: 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.2	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated June 19, 2006 filed as an exhibit to Amendments No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-133189) filed on June 28, 2006, incorporated herein by reference.

Exhibit 3.3	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated January 17, 2008 filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (File No. 333-133189) filed on January 28, 2008, incorporated herein by reference.

Exhibit 3.4	Certificate of Amendment to Registrant’s Amended and Restated Certificate of Incorporation dated February 24, 2014 filed as an exhibit to Amendment No. 1 to the Registrant’s Form N-2 (File No. 811-22156) filed on November 4, 2014, incorporated herein by reference.

Exhibit 3.5	By-laws of Registrant filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-133189) filed on April 10, 2006, incorporated herein by reference.

Exhibit 3.6	Amended and Restated By-laws of Registrant incorporated herein by reference to Exhibit 3.1 to the Form 8-K (File No. 811-22156) filed with Securities and Exchange Commission on October 4, 2021.

Exhibit 10.2	Lease Agreement with PW MillPro NE LLC, incorporated herein by reference to Exhibit 10.1 to the Form 8-K (File No. 811-22156) filed with the Securities and Exchange Committee on April 1, 2022.

Exhibit 10.3	Lease Amendment with PW MI CanRE Marengo LLC, dated June 27, 2022 incorporated herein by reference to Exhibit 10.3 to the Form 10-Q (File No. 811-22156) filed with the Securities and Exchange Committee on August 15, 2022.

Exhibit 31.1	(1) Section 302 Certification for David H. Lesser

Exhibit 32.1	(1) Section 906 Certification for David H. Lesser

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the quarter ended March 31, 2022 to be signed on its behalf by the undersigned thereunto duly authorized.

MILLENNIUM SUSTAINABLE VENTURES CORP.

/s/ David H. Lesser
David H. Lesser
Chairman of the Board &
Chief Executive Officer, Secretary and Treasurer
Date: November 14, 2022

